Form 10-Q
period 2000-06-30
AUGUST TECHNOLOGY CORP
filed 2000-08-10
CIK 1063527

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1729485 (I.R.S. Employer Identification No.)
4900 West 78th Street Bloomington, MN (Address of principal executive offices)	55435 (Zip Code)

(952) 820-0080
(Registrant's telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of August 10, 2000, there were 12,591,083 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

AUGUST TECHNOLOGY CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$23,612,840	$—
Short-term investments	7,425,652	—
Accounts receivable, less allowance for doubtful accounts of $90,045 and $45,000, respectively	5,988,072	3,118,318
Inventories, net	5,604,892	2,459,485
Prepaid expenses and other current assets	526,174	93,409
Deferred income taxes	83,700	83,700

Total current assets	43,241,330	5,754,912
Property and equipment, net	1,588,904	921,542
Long-term investments	992,767	—
Other assets	106,000	—

Total assets	$45,929,001	$6,676,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Checks issued in excess of bank balance	$—	$254,686
Short-term debt	—	1,223,500
Accounts payable	3,850,973	798,112
Accrued compensation	637,865	559,347
Accrued liabilities	310,694	69,513
Accrued income taxes	43,907	54,921
Short-term accrued lease obligations	37,770	89,045
Customer deposits	1,326,912	212,052

Total current liabilities	6,208,121	3,261,176
Long-term accrued lease obligation	40,448	40,448
Deferred income taxes	27,800	27,800

Total liabilities	6,276,369	3,329,424

Shareholders' equity:
Common stock, $.01 par value, 42,000,000 shares authorized, 12,590,501 and 9,163,961 shares issued and outstanding, respectively	125,905	91,640
Undesignated capital stock, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	39,664,258	3,500,626
Deferred compensation related to stock options	(373,177)	(427,614)
Retained earnings	235,646	182,378

Total shareholders' equity	39,652,632	3,347,030

Total liabilities and shareholders' equity	$45,929,001	$6,676,454

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Net revenues	$7,696,402	$3,079,760	$12,199,578	$5,222,568
Cost of revenues	3,094,196	1,380,657	4,978,804	2,245,902

Gross profit	4,602,206	1,699,103	7,220,774	2,976,666
Selling, general and administrative expenses	2,218,186	989,316	4,061,201	1,670,060
Research and development expenses	1,858,011	483,044	3,044,325	840,106

Operating income	526,009	226,743	115,248	466,500
Interest expense	(59,140)	(18,545)	(100,132)	(26,176)
Interest income	64,128	—	64,388	—

Income before provision for income taxes	530,997	208,198	79,504	440,324
Provision for income taxes	26,236	24,359	26,236	51,518

Net income	$504,761	$183,839	$53,268	$388,806

Per share amounts:
Basic net income per share	$0.05	$0.02	$0.01	$0.05
Diluted net income per share	$0.05	$0.02	$0.01	$0.04

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30, 2000	June 30, 1999
Cash flows from operating activities:
Net income	$53,268	$388,806
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	129,401	63,381
Amortization of deferred compensation	54,437	—
Provision for doubtful accounts	45,045	36,988
Issuance of stock options to nonemployees	32,700	—
Changes in operating assets and liabilities:
Accounts receivable	(2,914,799)	(1,657,795)
Inventories	(3,145,407)	(872,815)
Prepaid expenses and other current assets	(432,765)	13,942
Accounts payable	3,052,861	215,480
Accrued income taxes	(11,014)	36,540
Other accrued liabilities	268,424	184,151
Customer deposits	1,114,860	(50,556)

Net cash used in operating activities	(1,752,989)	(1,641,878)

Cash flows from investing activities:
Purchases of short-term investments	(7,425,652)	—
Purchases of long-term investments	(992,767)	—
Purchases of property and equipment	(796,763)	(190,972)
Investment in other assets	(106,000)	—

Net cash used in investing activities	(9,321,182)	(190,972)

Cash flows from financing activities:
Net proceeds from issuances of common stock	36,165,197	499,675
Proceeds from (payments of) short-term debt, net	(1,223,500)	1,304,793
Checks issued in excess of bank balance	(254,686)	28,382

Net cash provided by financing activities	34,687,011	1,832,850

Net increase in cash and cash equivalents	23,612,840	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$23,612,840	$—

Supplemental cash flow information:
Cash paid for interest	$100,132	$26,176
Cash paid for income taxes	$80,000	$14,977

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(unaudited)

Note 1—Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (the "Company"), the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2000, and the operating results and cash flows for the six months ended June 30, 2000 and 1999. The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on June 14, 2000.

Note 2—Accounts Receivable

    Accounts receivable consisted of the following:

	June 30, 2000	December 31, 1999
Billed receivables	$5,135,637	$2,707,727
Unbilled receivables	942,480	455,591

	6,078,117	3,163,318
Allowance for doubtful accounts	(90,045)	(45,000)

Accounts receivable, net	$5,988,072	$3,118,318

Note 3—Inventories

    Inventories consisted of the following:

	June 30, 2000	December 31, 1999
Raw materials	$3,164,175	$988,147
Work in process	853,718	514,786
Finished goods	1,586,999	956,552

Inventories	$5,604,892	$2,459,485

Note 4—Shareholders' Equity

    Changes in shareholders' equity during the six months ended June 30, 2000 were as follows:

Shareholders' equity balance at December 31, 1999	$3,347,030
Issuances of common stock in conjunction with:
Initial public offering, net of expenses	36,062,880
Exercises of employee stock options	102,317
Issuances of stock options to nonemployees	32,700
Amortization of deferred compensation related to stock options	54,437
Net income	53,268

Shareholders' equity balance at June 30, 2000	$39,652,632

    On March 10, 2000, the Board of Directors authorized an increase in the number of authorized shares of capital stock from 12,000,000 shares, $.01 par value, to 30,000,000 shares, of which 28,000,000 are common stock and 2,000,000 are undesignated. All shares have a par value of $.01 per share solely for the purpose of a statute or regulation imposing a tax or fee based upon the capitalization of the corporation. The shareholders approved the increase on April 14, 2000. On April 26, 2000 in connection with a 3-for-2 stock split, the Board of Directors increased the number of authorized shares of capital stock to 45,000,000, of which 42,000,000 are common stock and 3,000,000 are undesignated.

    On April 14, 2000, the shareholders approved an increase in the number of shares available for issuance under the 1997 Option Plan from 1,125,000 shares to 2,250,000 shares.

    On April 26, 2000, the Company effected a three-for-two split of its common stock whereby each two shares of common stock were exchanged for three shares of common stock. All share and per share data appearing in these financial statements and notes hereto have been retroactively adjusted for this split.

    On June 14, 2000, the Company sold 3,300,000 shares of its common stock at a price of $12.00 per share in an initial public offering (the "IPO"). The net proceeds from the offering, after deducting the underwriting discounts and offering expenses, was $36,062,880.

Note 5—Earnings Per Share

    The following information presents the Company's computation of basic and diluted earnings per share ("EPS") for the periods presented in the statements of income.

	Net Income	Weighted Average Shares	Per Share Amount
Three months ended June 30, 2000:
Basic EPS	$504,761	9,836,611	$0.05

Effect of dilutive stock options		767,345

Diluted EPS	$504,761	10,603,956	$0.05

Three months ended June 30, 1999:
Basic EPS	$183,839	8,361,760	$0.02

Effect of dilutive stock options		379,447

Diluted EPS	$183,839	8,741,207	$0.02

Six months ended June 30, 2000:
Basic EPS	$53,268	9,500,686	$0.01

Effect of dilutive stock options		749,303

Diluted EPS	$53,268	10,249,989	$0.01

Six months ended June 30, 1999:
Basic EPS	$388,806	8,342,380	$0.05

Effect of dilutive stock options		300,169

Diluted EPS	$388,806	8,642,549	$0.04

Note 6—Contingencies

    On April 18, 2000, the Company sent an e-mail to all 108 employees that summarized a program under discussion with the underwriters through which employees of the company would be allowed to purchase shares in the Company's IPO. The e-mail asked employees to consider whether they wanted to participate in the program if it were made available. At the Company's request, the underwriters reserved 56,600 of the shares offered in the IPO for employees who participated in the program, and each employee purchased between 100 and 3,500 shares. The e-mail may have violated Section 5 of the Securities Act and consequently any employees that purchased shares in the IPO could have the right to bring an action against the Company to rescind their purchases and recover damages from the Company. If the company has violated the Securities Act by sending the e-mail, the Company could incur a liability of approximately $679,000, assuming that the shares have no value at the time of rescission. The Company's liability may be greater if employees purchased additional shares in the IPO outside of the program.

Note 7—New Accounting Pronouncements

    In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 by the Company was previously required in the quarter beginning April 1, 2000. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning October 1, 2000. The Company does not expect SAB 101 to have an impact on its financial condition or results of operations.

Note 8—Subsequent Events

    On July 13, 2000, the Company's underwriters in the IPO, Needham & Company, Inc., Adams, Harkness & Hill, Inc., and A.G. Edwards & Sons, Inc., exercised their over-allotment option to purchase, from selling shareholders, 495,000 shares of common stock at the same price to the public, and with the same underwriting discount as the IPO. Because the shares were purchased from selling shareholders, the Company received no proceeds from the exercise of the over-allotment option.

    On August 10, 2000, the Company extended the term of its revolving credit line (the "Credit Facility") with its bank through May 31, 2002. There was no change to the availability under the Credit Facility. The financial covenants under the Credit Facility were revised to eliminate the limitation on capital expenditures. Financial covenants with respect to the Company's tangible net worth and net income plus depreciation and amortization and default provisions, including provisions related to nonpayment of principal and interest, bankruptcy and default under other debt agreements, remain in place. At June 30, 2000 there was no balance outstanding under the Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    August Technology Corporation (the "Company") is a worldwide leader in the design, manufacture, marketing and service of automated micro defect inspection systems used in the manufacture of semiconductor devices. The Company's NSX series, which incorporates the Company's proprietary software, automated materials handling capabilities and expertise in machine vision technology automates one of the last remaining manually performed tasks in semiconductor manufacturing. Typically, manufacturers rely on people using microscopes to detect defects in sample lots, which is an inefficient and error-prone inspection process. The Company's systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, as well as providing powerful information that manufacturers can use to increase yield and productivity. The Company has sold these systems worldwide to many of the major semiconductor manufacturing companies.

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on June 14, 2000.

Results of Operations

Three months ended June 30, 2000 compared to the three months ended June 30, 1999

    Net Revenues.  Net revenues increased $4.6 million, or 149.9%, to $7.7 million for the three months ended June 30, 2000, from $3.1 million for the same period in 1999. The increase in net revenues was due primarily to the continued growth in sales of the NSX systems, which increased 167% over the same period in 1999.

    Gross Profit.  Gross profit increased to $4.6 million, or 59.8% of net revenues, for the three months ended June 30, 2000, from $1.7 million, or 55.2% of net revenues, for the same period in 1999. The increase in gross margin percentage was primarily due to an improved product mix with a higher proportion of NSX system sales, which have a higher gross margin than our other products, and lower costs of materials as a result of improved purchasing programs with vendors.

    Selling, General and Administrative.  Selling, general and administrative expenses are primarily comprised of salaries, commissions, employee benefits and facility costs. Selling, general and administrative expenses increased $1.2 million, or 124.2%, to $2.2 million, or 28.8% of net revenues, for the three months ended June 30, 2000 from $989,000, or 32.1% of net revenues, for the same period in 1999. The increase in expense dollars was primarily due to the hiring and recruiting of additional sales, field service and administrative employees to support the Company's domestic and international growth, higher international travel costs resulting from the Company's growth in Europe and Asia and increased occupancy costs related to a new facility. The decrease as a percentage of revenues is primarily due to revenues increasing at a faster rate than the increase in selling, general and administrative expenses.

    Research and Development.  Research and development expenses consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Research and development expenses increased $1.4 million, or 284.6%, to $1.9 million, or 24.1% of net revenues, for the three months ended June 30, 2000 from $483,000, or 15.7% of net revenues, for the same period in 1999. The increase in expenses resulted from the hiring and recruiting of additional engineers, the use of outside services and the development of new product prototypes as the Company continued to pursue new product initiatives.

    Income Taxes.  The provision for income taxes for the three months ended June 30, 2000 was $26,000, or an effective tax rate of 4.9%, compared to a provision for income taxes of $24,000, or an effective tax rate of 11.7%, for the same period in 1999. The low effective income tax rates, compared to the federal statutory rate of 35% plus state and local taxes, is due to a valuation allowance being recorded against the entire tax benefit of the Company's operating loss during the three months ended March 31, 2000 and a portion of the Company's operating loss during the year ended December 31, 1999.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

    Net Revenues.  Net revenues increased $7.0 million, or 133.6%, to $12.2 million for the six months ended June 30, 2000 from $5.2 million for the same period in 1999. The increase in net revenues was due primarily to the continued growth in sales of the NSX systems, which increased 144% over the same period in 1999.

    Gross Profit.  Gross profit increased to $7.2 million, or 59.2% of net revenues, for the six months ended June 30, 2000, from $3.0 million, or 57.0% of net revenues, for the same period in 1999. The increase in gross margin percentage was primarily due to an improved product mix with a higher proportion of NSX system sales, which have a higher gross margin than our other products, and lower costs of materials as a result of improved purchasing programs with vendors.

    Selling, General and Administrative.  Selling, general and administrative expenses increased $2.4 million, or 143.2%, to $4.1 million, or 33.3% of net revenues, for the six months ended June 30, 2000 from $1.7 million, or 32.0% of net revenues, for the same period in 1999. The increase in expense was primarily due to the hiring and recruiting of additional sales, field service employees and administrative employees to support the Company's domestic and international growth, increased occupancy costs related to a new facility and higher international travel costs resulting from the Company's growth in Europe and Asia.

    Research and Development.  Research and development expenses increased $2.2 million, or 262.4%, to $3.0 million, or 25.0% of net revenues, for the six months ended June 30, 2000 from $840,000, or 16.1% of net revenues, for the same period in 1999. The increase in expenses resulted from the hiring and recruiting of additional engineers, the use of outside services and the development of new product prototypes as the Company continued to pursue new product initiatives.

    Income Taxes.  The provision for income taxes for the six months ended June 30, 2000 was $26,000, or an effective tax rate of 33.0%, compared to a provision for income taxes of $52,000, or an effective tax rate of 11.7%, for the same period in 1999. The low effective income tax rate for the six months ended June 30, 1999, compared to the federal statutory rate of 35% plus state and local taxes, is due to a valuation allowance being recorded against a portion of the Company's operating loss during the year ended December 31, 1999.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

    As of June 30, 2000 the Company had cash and cash equivalents of $23.6 million, as compared to none at December 31, 1999. The increase in cash and cash equivalents was primarily due to the $36.1 million of net proceeds received from the Company's initial public offering (the "IPO") completed on June 14, 2000, partially offset by the purchase of $8.4 million in short-term and long-term investments and the re-payment of $4.2 million outstanding on the Company's line of credit at the time of the IPO.

    As of June 30, 2000 the Company had working capital of $37.0 million. Working capital increased $34.5 million from $2.5 million at December 31, 1999. The improvement in working capital was due to the net proceeds received from the IPO and increased accounts receivable and inventories, partially offset by increased accounts payable and customer deposits. The Company believes that existing working capital, anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating and capital requirements through the foreseeable future. However, to the extent the Company grows more rapidly than expected, the Company may need additional cash to finance its operating and investing activities.

Cash Flows

    During the six months ended June 30, 2000, net cash used in operating activities was $1.8 million, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and customer deposits. Net cash used in investing activities was $9.3 million, including $8.4 million used to purchase investments and $797,000 used for additions to property and equipment. Net cash provided by financing activities was $34.7 million, including $36.1 million of net proceeds received from the sale of 3,300,000 shares of common stock in the IPO, partially offset by the re-payment of $1.2 million of debt.

    During the six months ended June 30, 1999, net cash used in operating activities was $1.6 million, which resulted primarily from increased accounts receivable and inventories. Net cash used in investing activities was $191,000 for additions to property and equipment. Net cash provided by financing activities was $1.8 million primarily due to increased borrowings under the Company's line of credit and to net proceeds of $500,000 from the sale of 210,750 shares of common stock to outside investors.

Fluctuations in Quarterly Results of Operations

    The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company anticipates that factors affecting future operating results will include the timing of significant orders, the timing of new product announcements and releases by the Company or its competitors, patterns of capital spending by customers, market acceptance of new or enhanced versions of products and pricing changes. In addition, the timing and level of the Company's research and development expenditures could cause quarterly results to fluctuate. A substantial portion of the Company's annual revenues comes from sales to a relatively small number of customers. The Company's revenues and operating results for a period may be affected by the timing of orders received or orders shipped during a period.

Impact of Accounting Standards

    In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 by the Company was previously required in the quarter beginning April 1, 2000. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning October 1, 2000. The Company does not expect SAB 101 to have an impact on its financial condition or results of operations.

Cautionary Factors That May Affect Future Results

    Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects", "anticipates", "believes", "projects", "intends", "plans" and similar words and other statements of similar sense, are forward-looking statements. The Company's forward looking statements generally relate to its growth strategies, financial results and product development activities. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 14, 2000. These risks and uncertainties could cause actual results to differ materially from those projected or anticipated. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

    The Company's exposure to market risk for changes in interest rates relates primarily to its investments in cash equivalents and short-term and long-term securities (the "Investment Portfolio"). The Company does not use derivative financial instruments in the Investment Portfolio. All investments are placed with high credit quality issuers and by policy, the Company is averse to principal loss, ensuring the safety and preservation of the invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2000, 96% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. The Company is not exposed to market risk from fluctuations in foreign currency exchange rates because all systems are sold in U.S. dollars.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    (a) Between June 15, 2000 and July 14, 2000, the Company sold an aggregate of 46,782 shares of common stock for $25,520 to four employees upon the exercise of stock options. The sales of common stock were exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

    (b) The Company's registration statement filed on form S-1 under the Securities Act (File No. 333-32692) for its Initial Public Offering (the "IPO") became effective on June 14, 2000. The Company registered and sold 3,300,000 shares of common stock for an aggregate offering price of $39.6 million. The managing underwriters for the IPO were Needham & Company, Inc., Adams, Harkness & Hill, Inc. and A.G. Edwards & Sons, Inc.

    The Company received net proceeds from the IPO of $36.1 million. Offering expenses related to the IPO included an underwriting discount of $2.8 million and other offering expenses of $765,000. The Company used $4.2 million of the net proceeds for the repayment of debt outstanding on a revolving line of credit. The remaining proceeds were invested in cash equivalents and short-term and long-term investments. None of the proceeds from the IPO were paid directly or indirectly to any director or officer of the Company. The proceeds are expected to be used for general corporate purposes, including research and development, working capital, capital expenditures and for potential acquisitions of complementary products, technologies or businesses. There are no current commitments or agreements with respect to any acquisitions.

    On July 13, 2000, the managing underwriters exercised their over-allotment option to purchase, from selling shareholders, 495,000 shares of common stock at the same price to the public and with the same underwriting discount as the IPO. The selling shareholders received, in the aggregate, net proceeds of $5.5 million from the exercise of the over-allotment option.

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the Company's shareholders was held on April 14, 2000.

    The shareholders elected all nominees for Director, pursuant to the following votes:

	For	Against	Abstain	Broker Non-Votes
Jeff O'Dell	8,937,928	—	—	229,041
Michael Wright	8,937,928	—	—	229,041
Brad Slye	8,937,928	—	—	229,041
Tom Verburgt	8,937,928	—	—	229,041
Jim Bernards	8,937,928	—	—	229,041
Mark Harless	8,937,928	—	—	229,041
Roger Gower	8,937,928	—	—	229,041

    The shareholders ratified the Board of Directors' increase in the number of authorized shares of capital stock from 12,000,000 shares, $.01 par value, to 30,000,000 shares, of which 28,000,000 are common stock and 2,000,000 are undesignated, pursuant to the following votes:

For	Against	Abstain	Broker Non-Votes
8,937,928	—	—	229,041

    The shareholders adopted the 2000 Employee Stock Purchase Plan, pursuant to the following votes:

For	Against	Abstain	Broker Non-Votes
8,937,928	—	—	229,041

    The shareholders approved the amended and restated Articles of Incorporation, pursuant to the following votes:

For	Against	Abstain	Broker Non-Votes
8,937,928	—	—	229,041

    The shareholders approved the amended and restated Bylaws, pursuant to the following votes:

For	Against	Abstain	Broker Non-Votes
8,937,928	—	—	229,041

    The shareholders approved an increase in the number of shares available for issuance under the 1997 Option Plan from 1,125,000 shares to 2,250,000 shares pursuant to the following votes:

For	Against	Abstain	Broker Non-Votes
8,937,928	—	—	229,041

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

      Exhibit No. 27.1    Financial Data Schedule

  (b)
  Reports on Form 8-K:

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION
Dated: August 10, 2000	By:	/s/ JEFF L. O'DELL Jeff L. O'Dell President and Chief Executive Officer (Principal Executive Officer)
Dated: August 10, 2000	By:	/s/ THOMAS C. VELIN Thomas C. Velin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

AUGUST TECHNOLOGY CORPORATION FORM 10-Q TABLE OF CONTENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
AUGUST TECHNOLOGY CORPORATION BALANCE SHEETS (Unaudited)
AUGUST TECHNOLOGY CORPORATION STATEMENTS OF INCOME (Unaudited)
AUGUST TECHNOLOGY CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)
AUGUST TECHNOLOGY CORPORATION NOTES TO FINANCIAL STATEMENTS JUNE 30, 2000 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES