Form 10-Q
period 2000-09-30
AUGUST TECHNOLOGY CORP
filed 2000-11-07
CIK 1063527

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 7, 2000, there were 12,601,375 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AUGUST TECHNOLOGY CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$6,491,737	$—
Short-term investments	17,985,808	—
Accounts receivable, less allowance for doubtful accounts of $121,545 and $45,000, respectively	6,213,596	3,118,318
Inventories	8,163,568	2,459,485
Prepaid expenses and other current assets	890,341	93,409
Deferred income taxes	106,200	83,700

Total current assets	39,851,250	5,754,912
Property and equipment, net	2,012,412	921,542
Long-term investments	4,558,541	—
Other assets	92,500	—

Total assets	$46,514,703	$6,676,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Checks issued in excess of bank balance	$—	$254,686
Short-term debt	—	1,223,500
Accounts payable	3,481,245	798,112
Accrued compensation	887,694	559,347
Accrued liabilities	467,807	69,513
Accrued income taxes	428,217	54,921
Short-term accrued lease obligations	45,455	89,045
Customer deposits	674,161	212,052

Total current liabilities	5,984,579	3,261,176
Long-term accrued lease obligation	136,843	40,448
Deferred income taxes	27,800	27,800

Total liabilities	6,149,222	3,329,424

Shareholders' equity:
Common stock, $.01 par value, 42,000,000 shares authorized, 12,591,533 and 9,163,961 shares issued and outstanding, respectively	125,915	91,640
Undesignated capital stock, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	39,466,346	3,500,626
Deferred compensation related to stock options	(343,535)	(427,614)
Retained earnings	1,116,755	182,378

Total shareholders' equity	40,365,481	3,347,030

Total liabilities and shareholders' equity	$46,514,703	$6,676,454

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net revenues	$8,989,905	$3,500,620	$21,189,483	$8,723,188
Cost of revenues	3,518,640	1,427,908	8,497,444	3,673,810

Gross profit	5,471,265	2,072,712	12,692,039	5,049,378

Selling, general and administrative expenses	2,844,694	1,349,247	6,905,895	3,019,305
Research and development expenses	1,876,651	627,977	4,920,976	1,468,084

Operating income	749,920	95,488	865,168	561,989

Interest expense	—	(12,481)	(100,132)	(38,658)
Interest income	527,050	—	591,438	—

Income before provision for income taxes	1,276,970	83,007	1,356,474	523,331
Provision for income taxes	395,861	9,713	422,097	61,231

Net income	$881,109	$73,294	$934,377	$462,100

Per share amounts:
Basic net income per share	$0.07	$0.01	$0.09	$0.05
Diluted net income per share	$0.07	$0.01	$0.08	$0.05

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$934,377	$462,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	240,322	102,842
Accrued lease obligation	106,088	—
Provision for doubtful accounts	76,545	42,988
Amortization of deferred compensation related to stock options	75,256	—
Issuances of stock options to nonemployees	38,854	—
Deferred income taxes	(22,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,171,823)	(2,185,516)
Inventories	(5,704,083)	(988,884)
Prepaid expenses and other current assets	(796,932)	(62,334)
Accounts payable	2,683,133	380,225
Accrued income taxes	373,296	44,254
Other accrued liabilities	673,358	350,389
Customer deposits	462,109	(6,525)

Net cash used in operating activities	(4,032,000)	(1,860,461)

Cash flows from investing activities:
Net purchases of short-term investments	(17,985,808)	—
Purchases of long-term investments	(4,558,541)	—
Purchases of property and equipment	(1,317,692)	(229,155)
Investment in other assets	(106,000)	—

Net cash used in investing activities	(23,968,041)	(229,155)

Cash flows from financing activities:
Net proceeds from issuances of common stock	35,969,964	1,988,605
Proceeds from (payments of) short-term debt, net	(1,223,500)	170,793
Checks issued in excess of bank balance	(254,686)	(69,782)

Net cash provided by financing activities	34,491,778	2,089,616

Net increase in cash and cash equivalents	6,491,737	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$6,491,737	$—

Supplemental cash flow information:
Cash paid for interest	$100,132	$38,741
Cash paid for income taxes, net of refunds	$77,559	$16,977

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

(Unaudited)

Note 1—Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (the "Company"), the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2000, and the operating results and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on June 14, 2000.

Note 2—Accounts Receivable

    Accounts receivable consisted of the following:

	September 30, 2000	December 31, 1999
Billed receivables	$5,816,516	$2,707,727
Unbilled receivables	518,625	455,591

	6,335,141	3,163,318
Allowance for doubtful accounts	(121,545)	(45,000)

Accounts receivable, net	$6,213,596	$3,118,318

Note 3—Inventories

    Inventories consisted of the following:

	September 30, 2000	December 31, 1999
Raw materials	$4,339,208	$988,147
Work in process	1,095,737	514,786
Finished goods	2,728,623	956,552

Inventories	$8,163,568	$2,459,485

Note 4—Shareholders' Equity

    Changes in shareholders' equity during the nine months ended September 30, 2000 were as follows:

Shareholders' equity balance at December 31, 1999	$3,347,030
Issuances of common stock in conjunction with:
Initial public offering, net of expenses	35,866,409
Exercises of employee stock options	103,555
Issuances of stock options to nonemployees	38,854
Amortization of deferred compensation related to stock options	75,256
Net income	934,377

Shareholders' equity balance at September 30, 2000	$40,365,481

    On March 10, 2000, the Board of Directors authorized an increase in the number of authorized shares of capital stock from 12,000,000 shares, $.01 par value, to 30,000,000 shares, of which 28,000,000 were common stock and 2,000,000 were undesignated. All shares have a par value of $.01 per share solely for the purpose of a statute or regulation imposing a tax or fee based upon the capitalization of the corporation. The shareholders approved the increase on April 14, 2000. On April 26, 2000 in connection with a 3-for-2 stock split, the Board of Directors increased the number of authorized shares of capital stock to 45,000,000, of which 42,000,000 are common stock and 3,000,000 are undesignated.

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

    On June 14, 2000, the Company sold 3,300,000 shares of its common stock at a price of $12.00 per share in an initial public offering (the "IPO"). The net proceeds from the offering, after deducting the underwriting discounts and offering expenses, was $35,866,409.

    On July 13, 2000, the managing underwriters exercised their over allotment option to purchase, from selling shareholders, 495,000 shares of common stock at the same price to the public and with the same underwriting discount as the IPO. The selling shareholders received, in the aggregate, net proceeds of $5,524,200 from the exercise of the over allotment option.

Note 5—Earnings Per Share

    The following information presents the Company's computation of basic and diluted earnings per share for the periods presented in the statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income	$881,109	$73,294	$934,377	$462,100
Weighted average common shares—basic	12,591,077	8,917,947	10,530,816	8,534,236
Effect of dilutive stock options	729,581	373,817	738,430	327,755

Weighted average common shares—dilutive	13,320,658	9,291,764	11,269,246	8,861,991

Earnings per share:
Basic	$0.07	$0.01	$0.09	$0.05
Diluted	$0.07	$0.01	$0.08	$0.05

Note 6—Leases

    In connection with the Company's commitment in October 1999 to relocate to a new facility in February 2000, the Company recorded a lease obligation in 1999 of $129,493 related to the estimated net remaining lease obligation on the facility being vacated. In August 2000, the Company subleased the vacated facility and recorded an additional lease obligation of $106,088 due to the net remaining lease obligation being greater than originally estimated.

Note 7—Contingencies

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

Note 8—New Accounting Pronouncement

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

Note 9—Subsequent Events

    In October 2000, the Company made a decision to discontinue the implementation of certain internal business automation software, which will require a charge to earnings in the fourth quarter of 2000. The Company believes that the charge will not exceed $400,000.

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

Results of Operations

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

    Net Revenues.  Net revenues increased $5.5 million, or 156.8%, to $9.0 million for the three months ended September 30, 2000, from $3.5 million for the same period in 1999. The increase in net revenues was due primarily to the continued growth in sales of the NSX systems, which increased 183% over the same period in 1999.

    Gross Profit.  Gross profit increased to $5.5 million, or 60.9% of net revenues, for the three months ended September 30, 2000, from $2.1 million, or 59.2% of net revenues, for the same period in 1999. The increase in gross margin percentage was primarily due to the growth in sales of NSX systems, which have a higher gross margin than the Company's other products, and a stronger mix of higher margin system sales within the NSX series.

    Selling, General and Administrative.  Selling, general and administrative expenses are primarily comprised of salaries, commissions, employee benefits and facility costs. Selling, general and administrative expenses increased $1.5 million, or 110.8%, to $2.8 million, or 31.6% of net revenues, for the three months ended September 30, 2000 from $1.3 million, or 38.5% of net revenues, for the same period in 1999. The increase in expense dollars was primarily related to the hiring of additional sales and field service personnel, increased occupancy costs related to a new facility, higher international travel costs resulting from the Company's growth in Europe and Asia and costs related to our increased presence at industry tradeshows. In addition, the Company recorded a one-time expense of $106,000, related to the net remaining lease obligation on a facility vacated in February 2000. Selling, general and administrative expenses would have been $2.7 million, or 30.5% of net revenues had the expense not been incurred. The decrease as a percentage of revenues is primarily due to revenues increasing at a faster rate than the increase in selling, general and administrative expenses.

    In October 2000, the Company made a decision to discontinue the implementation of certain internal business automation software, which will require a charge to earnings in the fourth quarter of 2000. The Company believes that the charge will not exceed $400,000.

    Research and Development.  Research and development expenses consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Research and development expenses increased $1.2 million, or 198.8%, to $1.9 million, or 20.9% of net revenues, for the three months ended September 30, 2000 from $628,000, or 17.9% of net revenues, for the same period in 1999. The increase resulted from the hiring of additional engineers, the use of outside services and the development of product prototypes as the Company continued to advance new product initiatives.

    Interest Income.  Interest income for the three months ended September 30, 2000 was $527,000, compared to none for the same period in 1999. The interest income earned was the result of investing the net proceeds received from the Company's initial public offering (the "IPO") in June 2000.

    Income Taxes.  The provision for income taxes for the three months ended September 30, 2000 was $396,000, or an effective tax rate of 31.0%, compared to a provision for income taxes of $10,000, or an effective tax rate of 11.7%, for the same period in 1999. The low effective income tax rate for 1999, compared to the federal statutory rate of 35% plus state and local taxes, is due to a valuation allowance being recorded against a portion of the tax benefit of the Company's operating loss during the year ended December 31, 1999.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

    Net Revenues.  Net revenues increased $12.5 million, or 142.9%, to $21.2 million for the nine months ended September 30, 2000 from $8.7 million for the same period in 1999. The increase in net revenues was due primarily to the continued growth in sales of the NSX systems, which increased 158% over the same period in 1999.

    Gross Profit.  Gross profit increased to $12.7 million, or 59.9% of net revenues, for the nine months ended September 30, 2000, from $5.0 million, or 57.9% of net revenues, for the same period in 1999. The increase in gross margin percentage was primarily due to the growth in sales of NSX systems, which have a higher gross margin than the Company's other products, and a stronger mix of higher margin system sales within the NSX series.

    Selling, General and Administrative.  Selling, general and administrative expenses increased $3.9 million, or 128.7%, to $6.9 million, or 32.6% of net revenues, for the nine months ended September 30, 2000 from $3.0 million, or 34.6% of net revenues, for the same period in 1999. The increase in expense dollars was primarily due to the hiring and recruiting of additional sales and field service employees and administrative employees to support the Company's domestic and international growth, higher international travel costs resulting from the Company's growth in Europe and Asia and increased occupancy costs related to a new facility. In addition, the Company recorded a one-time expense of $106,000, related to the net remaining lease obligation on a facility vacated in February 2000. Selling, general and administrative expenses would have been $6.8 million, or 32.1% of net revenues had the expense not been incurred. The decrease as a percentage of revenues is primarily due to revenues increasing at a faster rate than the increase in selling, general and administrative expenses.

    Research and Development.  Research and development expenses increased $3.5 million, or 235.2%, to $4.9 million, or 23.2% of net revenues, for the nine months ended September 30, 2000 from $1.5 million, or 16.8% of net revenues, for the same period in 1999. The increase resulted from the hiring and recruiting of additional engineers, the use of outside services and the development of product prototypes as the Company continued to advance new product initiatives.

    Interest Income.  Interest income for the nine months ended September 30, 2000 was $591,000, compared to none for the same period in 1999. The interest income earned was the result of investing the net proceeds received from the IPO in June 2000.

    Income Taxes.  The provision for income taxes for the nine months ended September 30, 2000 was $422,000, or an effective tax rate of 31.1%, compared to a provision for income taxes of $61,000, or an effective tax rate of 11.7%, for the same period in 1999. The low effective income tax rate for the nine months ended September 30, 1999, compared to the federal statutory rate of 35% plus state and local taxes, is due to a valuation allowance being recorded against a portion of the Company's operating loss during the year ended December 31, 1999.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

    As of September 30, 2000 the Company had cash and cash equivalents of $6.5 million, as compared to none at December 31, 1999. The increase in cash and cash equivalents was primarily due to the $35.9 million of net proceeds received from the IPO completed on June 14, 2000, partially offset by the purchase of $22.5 million in short-term and long-term investments, the re-payment of $4.2 million outstanding on the Company's line of credit at the time of the IPO and the use of $2.7 million to fund daily operations.

    As of September 30, 2000 the Company had working capital of $33.9 million. Working capital increased $31.4 million from $2.5 million at December 31, 1999. The improvement in working capital was due to the net proceeds received from the IPO and increased accounts receivable and inventories, partially offset by increased accounts payable, accrued compensation, income taxes and customer deposits. The Company believes that existing working capital, anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating and capital requirements through the foreseeable future. However, to the extent the Company grows more rapidly than expected, the Company may need additional cash to finance its operating and investing activities.

Cash Flows

    During the nine months ended September 30, 2000, net cash used in operating activities was $4.0 million, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and other accrued liabilities. Net cash used in investing activities was $24.0 million, including $22.5 million used to purchase investments and $1.3 million used for additions to property and equipment. Net cash provided by financing activities was $34.5 million, including $35.9 million of net proceeds received from the sale of 3,300,000 shares of common stock in the IPO, partially offset by the re-payment of $1.2 million of debt.

    During the nine months ended September 30, 1999, net cash used in operating activities was $1.9 million, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and other accrued liabilities. Net cash used in investing activities was $229,000 for additions to property and equipment. Net cash provided by financing activities was $2.1 million primarily due to net proceeds of $2.0 million from the sale of 824,512 shares of common stock to outside investors.

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

Cautionary Factors That May Affect Future Results

    Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects", "anticipates", "believes", "projects", "intends", "plans" and similar words and other statements of similar sense, are forward-looking statements. The Company's forward looking statements generally relate to its growth strategies, financial results and product development activities. In particular, the Company's statement regarding an anticipated charge in the fourth quarter of 2000 relating to its decision not to implement certain software is a forward-looking statement. The Company's statement regarding an anticipated charge in the fourth quarter, and other forward looking statements by the Company, are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurances given. For example, the charge to earnings anticipated in the fourth quarter may be subject to change as a result of actions by the vendor of the software or other future developments. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 14, 2000. These risks and uncertainties could cause actual results to differ materially from those projected or anticipated. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

    The Company's exposure to market risk for changes in interest rates relates primarily to its investments in cash equivalents and short-term and long-term securities (the "Investment Portfolio"). The Company does not use derivative financial instruments in the Investment Portfolio. All investments are placed with high credit quality issuers and by policy, the Company is averse to principal loss, ensuring the safety and preservation of the invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2000, 84% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. The Company is not exposed to market risk from fluctuations in foreign currency exchange rates because all systems are sold in U.S. dollars.

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

    The Company received net proceeds from the IPO of $35.9 million. Offering expenses related to the IPO included an underwriting discount of $2.8 million and other offering expenses of $961,000. The Company used $4.2 million of the net proceeds for the repayment of debt outstanding on a revolving line of credit and $2.7 million to fund daily operations. A total of $22.5 million has been invested in short-term and long-term investments. None of the proceeds from the IPO was paid directly or indirectly to any director or officer of the Company. The remaining unused proceeds will be used for general corporate purposes, including research and development, working capital, capital expenditures and for potential acquisitions of complementary products, technologies or businesses. There are no current commitments or agreements with respect to any acquisitions.

    On July 13, 2000, the managing underwriters exercised their over allotment option to purchase, from selling shareholders, 495,000 shares of common stock at the same price to the public and with the same underwriting discount as the IPO. The selling shareholders received, in the aggregate, net proceeds of $5.5 million from the exercise of the over allotment option.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:
Exhibit No. 10.1	1997 Stock Option Plan as Amended and Restated Through April 26, 2000
Exhibit No. 27.1	Financial Data Schedule

  (b)
  Reports on Form 8-K:
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION
Date: November 7, 2000	By:	/s/ JEFF L. O'DELL Jeff L. O'Dell
President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2000	By:	/s/ THOMAS C. VELIN Thomas C. Velin
Chief Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:	Commission File No.: 000-30637
September 30, 2000

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description
10.1	1997 Stock Option Plan as Amended and Restated Through April 26, 2000
27.1	Financial Data Schedule

QuickLinks

AUGUST TECHNOLOGY CORPORATION FORM 10-Q TABLE OF CONTENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
PART I FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX TO FORM 10-Q