Form 10-K
period 2000-12-31
AUGUST TECHNOLOGY CORP
filed 2001-03-16
CIK 1063527

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1729485 (I.R.S. Employer Identification No.)
4900 West 78th Street Bloomington, MN (Address of principal executive offices)	55435 (Zip Code)

(952) 820-0080
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
Common Stock, $.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

    The aggregate market value of voting stock held by nonaffiliates of the Registrant was $76,142,203 as of February 28, 2001.

    The number of shares of Common Stock, $.01 par value, outstanding as of February 28, 2001 was 12,641,722.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2001 are incorporated by reference into Part III.

AUGUST TECHNOLOGY CORPORATION
FORM 10-K

TABLE OF CONTENTS
FOR THE YEAR ENDED DECEMBER 31, 2000

PART I

Item 1. Business

Introduction

    We are a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection systems used in the manufacture of semiconductor devices as well as the emerging markets for microelectronic devices including optoelectronics, photonics, micro electro-mechanical structures (MEMS) or other micro machines, micro LCD's, printheads, data storage, disk drives and other similar devices. Our NSX series, incorporating our proprietary software, automated materials handling capabilities and expertise in machine vision technology automates one of the few remaining manually performed tasks in semiconductor and microelectronic manufacturing. Typically, manufacturers rely on people using microscopes to detect defects in sample lots which is an inefficient and error-prone inspection process. Our systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, as well as providing powerful information that manufacturers can use to increase yield and productivity. We have sold these systems worldwide to major semiconductor manufacturers, as well as manufacturing companies serving the microelectronic markets.

Our Market

    The manufacture of semiconductor and microelectronic devices requires a number of increasingly complex steps and processes. As in-process wafers or substrates contain increasing quantities of smaller, more complex multi-level circuitry, they have become more expensive to produce. Yield, or the percentage of good die that can be realized from a wafer or substrate, and productivity are critical to the profitability of a production line, and often of device manufacturers as a whole. Therefore, the rapid detection of defects during multiple stages of the production process has become critical. Defects can occur throughout the manufacturing process, as a result of process equipment performing at less than optimal levels. Ineffective equipment can create defects due to misalignment, contamination, residue, corrosion, or the application of the passivation layer to protect the completed circuitry. Defects such as scratches, cracks and chip-outs can also be generated by the mechanical handling of devices as pick and place machines transfer individual die to the assembly phase of the manufacturing process. By tracing defects back to the under-performing process equipment, corrective actions can be taken.

    If practical and cost-effective, manufacturers would inspect every wafer and die after each process step. However, historical inspection and testing methods, particularly during the test, assembly and packaging process, have not permitted this kind of extensive, real-time inspection. Instead, manufacturers, to a large extent, have relied on people using microscopes to manually inspect sample batches of wafers to detect defects during the test assembly and packaging process. In addition, this limited manual inspection has primarily occurred at the end of the production process. These manual inspection limitations lead to:

  Yield loss due to a lack of process data.  Because manual inspection is infrequent and generally occurs at the end of the process, it fails to quickly identify where in the process the defects were introduced. The inability to capture data prevents manufacturers from locating problems on a timely basis and taking corrective action which could prevent costly disruptions in the manufacturing process, eliminate the scrapping of valuable wafers and improve the process for future products.

  Productivity reductions.  As semiconductor and microelectronic devices have become more complex and the throughput of manufacturing equipment has increased, manual inspection has become a constraint. Given this throughput limitation, manufacturers are faced with the decision of whether to add more people or reduce the frequency and volume of inspections. Further, if defects are found during manual inspection sampling, manufacturers may be forced to inspect 100% of wafer output, further decreasing throughput.

  Defective product shipments.  By inspecting less than 100% of their products, manual inspection requires manufacturers to assume a greater risk of shipping defective products to end users.

  Increased labor and facility requirements.  The large number of people and microscopes needed to manually inspect semiconductor and microelectronic devices requires valuable floor space and significant capital commitments. In addition, attracting and retaining qualified operators have become increasingly difficult.

  Slower time to market.  As semiconductor and microelectronic device and product life cycles decrease, the time needed for manufacturers to reach optimal production yields has become increasingly critical. This pressure to minimize time-to-market requires manufacturers to reduce the amount of time spent training operators, re-tooling production equipment and managing the logistics of a manual inspection process.

Our Solution

    We deliver completely automated micro defect inspection systems for the semiconductor and microelectronic manufacturing markets. Our systems provide manufacturers with valuable information about their products and processes, at a speed that makes it practical to inspect each device rather than a small sample lot. We accomplish this by combining our core competencies in machine vision technology, optics, lighting and precision motion control with our proprietary software and extensive semiconductor-specific applications experience. Our systems merge proprietary inspection algorithms with automated material handling to provide cost-effective solutions. A scalable technology platform enables us to offer systems at several price/performance levels which satisfy our customers' diverse requirements. We design our systems to be modular, allowing our customers to upgrade and add enhancements as needs arise or capital funding becomes available. Specifically, we enable our customers to achieve significant benefits by providing:

  Fast, automated visual wafer inspection.  Our systems are specifically designed to address our customers' need for fast, automated visual inspection tools. Our NSX series systems are able to inspect as many as 97 wafers-per-hour depending upon the wafer/die size and the size of the defects being detected. Depending on the application, our systems can operate approximately 100 times faster than a human operator could inspect a complex die. We believe that this speed allows our customers to inspect 100% of their production without decreasing wafer throughput.

  Data collection as an enabler to higher productivity and yields.  Our systems enable semiconductor and microelectronic manufacturers to cost-effectively collect and process defect data at key points in the production process and provide manufacturers with the information required to improve their production processes and yields. Integrated reporting and analysis tools allow manufacturers to extract critical information about product defects, including location, size and other important defect characteristics.

  Scalable, modular inspection solutions.  Our NSX series is a common platform that allows us to configure flexible systems to meet our customers' product mix and throughput requirements. We provide an easy upgrade path for customers as they grow.

  Access to expert application development resources.  We provide our customers with access to advanced application engineers and design experts who work collaboratively with our customers to advance their product development efforts. Our customers may draw upon our core capabilities to optimize their system performance, thus reducing their product development costs. We have also placed field application engineers in each of our locations around the world to work with our customers on-site and provide the knowledge and expertise to deliver a total solution.

  Worldwide customer service and support.  We can provide our customers with service and support 24 hours a day, 7 days a week. Our customer service engineers and independent distributors generally install, document, maintain and repair all of our products worldwide. We also provide our customers with equipment operation and application training.

Products

    We believe that we have been pioneers in the fields of automated wafer cassette verification and automated micro defect inspection. Our first product was an automated inspection system designed to measure critical dimensions on wafer carriers used by semiconductor manufacturers. In 1997, we introduced our first NSX automated micro defect inspection system. This introduction marked a shift in our focus towards the micro defect inspection market. In 2000, revenues from the NSX product line represented over 90% of our net revenues. The NSX series is driven by advanced proprietary software and includes integrated yield enhancement tools including automated data collection and reporting, extensive communication options and fast, easy setup using Windows®-based menus.

    Automated micro defect inspection systems—NSX Series.  Our automated micro defect inspection systems deliver high-speed, consistent, reliable defect detection to semiconductor and microelectronic manufacturers. These systems assess the quality of products at several steps in the manufacturing process, and immediately feed critical information about process integrity to yield management or factory automation systems. This data allows for enhanced process control, and ultimately leads to improved yields. The NSX series allows for the sharing of process knowledge and inspection results within production and test, assembly and packaging facilities.

    We first introduced the NSX-80 micro defect inspection system in 1997. Subsequently, we have continued to advance the product line, introducing the NSX-70 and NSX-90 in 1998 to accommodate additional throughput ranges. The NSX-100, which is expected to begin shipping in 2001, will deliver greater processing speed to customers demanding more throughput. While individual inspection speeds will vary, our NSX-100 series systems are able to inspect as many as 97 wafers-per-hour.

    We recently introduced a system, within the NSX series, designed to meet the unique and challenging needs of the automated inspection of 300 mm wafers. This system combines the proven inspection capabilities of the NSX series and advanced automation solutions. The system is capable of running multiple wafer sizes without mechanical changeover, which is important for manufacturing environments scaling new or existing processes from 200 mm to 300 mm, and for foundry and contract manufacturing environments where frequent wafer or substrate size changes are common.

    Our NSX systems currently range in price from approximately $150,000 to $900,000, depending upon the complexity of the configuration. Customers may tailor systems towards their specific application, process, or budget, by choosing from a range of system capabilities including:

  •
  application specific software such as bump inspection and three-dimensional, or 3D, height measurement;

  •
  various material handling abilities including whole wafers, sawn wafers on film frames and other device carriers including Auer boats;

  •
  selectable defect resolution down to 0.5 microns;

  •
  capability to inspect components made from materials other than silicon such as gallium arsenide, copper and glass;

  •
  ability to inspect samples ranging from individual integrated circuits to next generation 300mm wafers; and

  •
  communications and network options, including the industry-standard protocol SECS/GEM.

    Other Products.  We offer a series of cassette verification systems, referred to as the CV series, designed to automatically verify critical wafer carrier dimensions. Using advanced machine vision technology and proprietary software, our CV systems identify out-of-tolerance cassettes, allowing semiconductor device manufacturers to remove dimensionally defective cassettes and thereby decrease wafer damage and improve yield. We recently expanded our CV product offering to include 300mm solutions in addition to our standard 200mm solutions. Systems within the CV series currently range in price from $85,000 to $150,000 depending upon the configuration of the system.

    New Technology.  We recently announced the development of a new three-dimensional (3D) inspection technology. This new patent-pending technology combines high speed and high accuracy by merging the proven concepts of confocal microscopy with innovative optical design and proprietary software in the form of the Rapid Confocal Sensor™. We believe this rapid confocal technology will eliminate the industry's current 3D inspection dilemma of choosing between accuracy and throughput. This technology has been designed with our existing semiconductor markets in mind, and is well suited for wafer bump inspection, while also being capable of meeting the 3D inspection needs of the growing markets of optoelectronics, micro electro-mechanical systems (MEMS) and other micro structures.

Research and Development

    Our success depends upon our ability to effectively develop and commercialize new technologies and products. Our research and development activities emphasize application development and new product introductions in collaboration with our customers. Our engineering teams support these efforts with software development, machine vision technology, optics, lighting and precision motion control expertise. We work closely with our customers to define new product features and to identify emerging applications for our products. Our research and development efforts since 1998 have focused on developing new applications solutions and automation modules for the NSX product line. We spent 21.9% of our net revenue on research and development during 2000, 19.2% during 1999 and 16.0% during 1998.

    To maintain technical leadership in the automated micro defect inspection market and continue our pace of new product development, we plan to spend aggressively in research and development, add additional capabilities and options to our systems and pursue selective strategic acquisitions, licenses, joint ventures, collaborations, mergers or other technology partnerships or arrangements of technologies, product lines and companies. To help identify these opportunities, we have named a Vice President of New Business Development to lead our New Business Development Team. This team focuses exclusively on strategic business and technology opportunities that will help us to achieve our long-term growth objectives.

Customers

    We have sold our NSX systems to many of the leading semiconductor manufacturers throughout the world. During 2000, Metron, our Asian distributor responsible for distribution in all of Asia except Japan, accounted for approximately 16% of net revenues. No other customers accounted for more than 10% of our net revenues. In 2000, approximately 45% of our net revenues were derived from sales outside of the United States, consisting of 22% from customers in Taiwan, 9% from customers in Switzerland, 8% from customers in Japan and 6% from customers in other countries.

Sales, Marketing and Distribution

    We sell directly to customers in the U.S. and intend to continue providing direct sales, service and field application support through strategically placed offices. We currently have domestic sales and service personnel in Silicon Valley, southern California, Arizona, North Carolina, Texas, Florida, Connecticut and at our corporate headquarters in Minnesota.

    During the first quarter of 2001 we opened an office in Taiwan providing direct sales and customer service and support. Our highly trained sales, field applications engineers and service personnel are dedicated to the significant and growing Taiwanese semiconductor market. With the opening of this office, we are modifying our ongoing relationship with Metron Technology B.V. to focus Metron's activities on the remaining regions in Asia, excluding Japan where Marubeni Solutions Corporation is our distributor.

    Our experienced independent distributors provide sales and service to customers in their respective geographic regions. Our primary distributors are Metron Technology B.V. in Asia, excluding Japan, Marubeni Solutions Corporation in Japan and Quasys AG and Firfax Systems in Europe. For maximum effectiveness, we plan to complement our distributors' staffs at these offices with highly trained field applications engineers.

    Each of our primary distributors has entered into international distributor agreements with us. Our agreements with Quasys and Firfax have been in place since September 1996. The agreements do not require renewal and will remain in effect unless the agreements are terminated. Our agreement with Marubeni is for one year from June 14, 1999, and automatically renews for additional one year periods unless the agreement is terminated. Our agreement with Metron, which is currently being modified to reflect the opening of our sales and service center in Taiwan, is for two years from September 10, 1999, and automatically renews for additional one year periods unless the agreement is terminated. All of our distributor agreements grant our distributors an exclusive territory, provide for price and payment procedures, specify the applicable warranty procedures, provide for a specified time period for acceptance of our products and contain a confidentiality provision. In 2000, Metron accounted for 16% of our net revenues, Quasys accounted for 9% of our net revenues, Marubeni accounted for 8% of our net revenues and Firfax accounted for 5% of our net revenues. All of the agreements can be terminated by either party upon the occurrence of certain specified events, including a breach of the agreements or upon mutual written consent.

Backlog

    Our backlog was $9.6 million as of December 31, 2000, as compared to $3.1 million as of December 31, 1999. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months. Orders from our customers are subject to cancellation or delay by the customer without penalty. Historically, order cancellations and order rescheduling have not been significant. However, orders presently in backlog could be cancelled or rescheduled. Since only a portion of our revenues for any fiscal quarter represents systems in backlog, we do not believe that backlog is a meaningful or accurate indication of our future revenues and performance.

Competition

    While we believe that we currently have a significant lead in the commercialization of solutions for the micro defect inspection market, several other firms also manufacture similar products. Our primary competitors are Semiconductor Technologies & Instruments, Inc., Robotic Vision Systems, Inc., Electro-Glass Products and Toray Industries, Inc. In addition, a number of other companies are active in the semiconductor capital equipment market, particularly in the automated inspection for sub-micron defects in the wafer processing portion of the semiconductor manufacturing process, and could become competitors in the future. Many of our competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do.

    Significant competitive factors in our market include performance, ease of use, development of new technologies, established customer base, application support, customer service, product flexibility, price and ability to deliver products on a timely basis. We believe we compete favorably with respect to these factors, but must continue to develop and design new and improved products in order to maintain our competitive position.

Manufacturing

    We manufacture our products at our headquarters in Bloomington, Minnesota. We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers. To meet specific customer requirements, we often manufacture products that include custom system engineering and software development. Our manufacturing operations do not require a major investment in capital equipment.

    We obtain certain components, subassemblies and services necessary for the manufacture of our systems from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreement with any of our suppliers. We are relying increasingly on outside vendors to manufacture many components and subassemblies.

Intellectual Property

    Proprietary information plays a significant role in the development of our products. We rely upon a combination of contract provisions, copyright, trademark, patent and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking U.S. and foreign patents on technology considered of particular strategic importance. As of December 31, 2000 we have one issued U.S. patent and 18 pending U.S. patent applications. We have also applied for foreign patent rights. The technological focus of these issued and pending applications includes general semiconductor inspection techniques as well as devices, systems and processes in the following areas: lighting, focusing, material handling, imaging, inspecting and data manipulating.

    Although we believe that the copyrights, trademarks and U.S. patents we own are of value, we do not believe that they will determine our success, which depends principally upon our engineering, manufacturing, marketing and service skills. However, we intend to protect our rights when, in our view, others infringe upon these rights. We license some of our non-exclusive software programs from third party developers and incorporate them in our products.

Employees

    As of December 31, 2000, we employed 180 people, including 56 in research and development, 39 in manufacturing, 34 in service, technical support and training, 27 in sales and marketing, and 24 in administration. We also employ independent contractors and temporary employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Item 2. Properties

    Our headquarters is a 62,843 square foot leased facility located in Bloomington, Minnesota, where corporate administration, sales and customer support, manufacturing and research and development are located. The lease on the facility provides for increases in the total available square feet to approximately 80,000 square feet throughout the term of the lease to meet our anticipated growth needs. The lease expires on January 31, 2005, but may be renewed by us for an additional three-year term.

Item 3. Legal Proceedings

    We are named from time to time as a party to lawsuits in the normal course of our business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

Market Information

    Our common stock, $.01 par value (the "Common Stock"), has traded under the symbol "AUGT" on the Nasdaq National Market since our initial public offering on June 14, 2000. There was no market for our Common Stock prior to that date.

    The following table sets forth the reported high and low closing sale prices for shares of our Common Stock on the Nasdaq National Market during the indicated quarters.

Quarters ended	High	Low
June 30, 2000	$17.94	$15.19
September 30, 2000	$17.88	$12.38
December 31, 2000	$16.38	$10.00

Holders

    As of February 21, 2001, there were approximately 171 holders of record of the Company's Common Stock. In addition, based on information obtained from the Company's transfer agent, there are approximately 2,085 holders whose stock is held in nominee name and/or street name brokerage accounts.

Dividends

    We have not declared or paid any cash dividends on our Common Stock to date and do not anticipate paying cash dividends for the foreseeable future. We currently intend to retain earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. In addition, our current credit facility limits our ability to pay any cash dividends without our lender's consent.

Item 6. Selected Financial Data

    The statement of operations data set forth below for each of the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from audited financial statements, included elsewhere in this Form 10-K. The statement of operations data set forth below for the year ended December 31, 1997 and the balance sheet data as of December 31, 1998 and 1997 are derived from audited financial statements, which are not included in this Form 10-K. The selected financial information as of and for the year ended December 31, 1996 is derived from unaudited financial statements, which are not included in this Form 10-K. You should read the data set forth below in conjunction with the audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statements of Operations Data:
Net revenues	$31,666	$12,058	$5,787	$4,192	$3,756
Cost of revenues	12,594	5,110	2,686	2,141	2,013

Gross profit	19,072	6,948	3,101	2,051	1,743
Selling, general and administrative expenses	10,100	4,738	2,174	1,004	986
Research and development expenses	6,945	2,318	924	734	419
Non-recurring expense	326	—	—	—	—

Operating income (loss)	1,701	(108)	3	313	338
Interest income (expense), net	978	(41)	(1)	(1)	1

Income (loss) before provision for (benefit from) income taxes	2,679	(149)	2	312	339
Provision for (benefit from) income taxes	807	(17)	2	125	124

Net income (loss)	$1,872	$(132)	$—	$187	$215

Per share amounts:
Basic net income (loss) per share	$0.17	$(0.02)	$—	$0.02	$0.03

Diluted net income (loss) per share	$0.16	$(0.02)	$—	$0.02	$0.03

Shares used in computing:
Basic net income (loss) per share	11,049	8,688	7,955	7,500	7,500
Diluted net income (loss) per share	11,770	8,688	7,955	7,505	7,500
	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Working capital	$36,872	$2,494	$1,125	$289	$161
Total assets	47,897	6,676	2,686	1,794	1,352
Total debt	—	1,224	190	—	—
Total shareholders' equity	41,685	3,347	1,411	465	338

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We are a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection systems used in the manufacture of semiconductor and microelectronic devices. Our NSX series, which incorporates our proprietary software, automated materials handling capabilities and expertise in machine vision technology automates one of the last remaining manually performed tasks in semiconductor manufacturing. Typically, manufacturers rely on people using microscopes to detect defects in sample lots, which is an inefficient and error-prone inspection process. Our systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, as well as providing powerful information that manufacturers can use to increase yield and productivity. We have sold these systems worldwide to major semiconductor manufacturers, as well as manufacturing companies serving the microelectronic markets.

    The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto and with the "Cautionary Statements" section included elsewhere in this Form 10-K.

    The following table presents the statements of operations as a percentage of net revenues.

	Years Ended December 31,
	2000	1999	1998
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.8	42.4	46.4

Gross profit	60.2	57.6	53.6
Selling, general and administrative expenses	31.9	39.3	37.6
Research and development expenses	21.9	19.2	16.0
Non-recurring expense	1.0	—	—

Operating income (loss)	5.4	(0.9)	—
Interest income (expense), net	3.1	(0.3)	—

Income (loss) before provision for (benefit from) income taxes	8.5	(1.2)	—
Provision for (benefit from) income taxes	2.6	(0.1)	—

Net income (loss)	5.9%	(1.1)%	—%

Results of Operations

Year ended December 31, 2000 compared to the year ended December 31, 1999

    Net Revenues.  Net revenues increased $19.6 million, or 162.6%, to $31.7 million in 2000 from $12.1 million in 1999. The increase in net revenues was due primarily to the continued growth in sales of NSX systems, which increased 177.0% over 1999. Net revenues derived from sales of NSX systems represented 90% and 85% of net revenues in 2000 and 1999, respectively.

    Gross Profit.  Gross profit increased to $19.1 million, or 60.2% of net revenues, in 2000, from $6.9 million, or 57.6% of net revenues, in 1999. The increase in gross margin percentage was primarily due to the growth in sales of NSX systems, which have a higher gross margin than our other products, and a stronger mix of higher margin system sales within the NSX series.

    Selling, General and Administrative.  Selling, general and administrative expenses increased $5.4 million, or 113.2%, to $10.1 million, or 31.9% of net revenues, in 2000 from $4.7 million, or 39.3% of net revenues, in 1999. The increased expense dollars was primarily due to the hiring and recruiting of additional sales, field service and administrative employees to support our domestic and international growth, higher international travel costs resulting from our growth in Asia and Europe and increased occupancy costs related to a new facility. The decrease as a percentage of revenues is primarily due to revenues increasing at a faster rate than the increase in selling, general and administrative expenses.

    Research and Development.  Research and development expenses increased $4.6 million, or 199.6%, to $6.9 million, or 21.9% of net revenues, in 2000 from $2.3 million, or 19.2% of net revenues, in 1999. The increase resulted from the hiring and recruiting of additional engineers, the use of outside services and the development of product prototypes as we continued to advance new product initiatives.

    Non-recurring expense.  Non-recurring expense in 2000 consists entirely of an impairment charge associated with our decision to discontinue the implementation of certain internal business automation software during the fourth quarter of 2000.

    Interest income (expense), net.  Net interest income in 2000 was $1.0 million, compared to net interest expense of $42,000 in 1999. The net interest income earned in 2000 was the result of investing the net proceeds received from our initial public offering (the "IPO") in June 2000.

    Income Taxes.  The provision for income taxes in 2000 was $807,000, or an effective tax rate of 30.1%, compared to an income tax benefit of $17,500, or an effective tax rate of 11.7%, in 1999. The low effective income tax rate in 2000, compared to the federal statutory rate of 34% plus state and local taxes, was primarily due to the claiming of federal and state general business credits. The low effective income tax rate in 1999 was due to a valuation allowance being recorded against a portion of our operating loss during 1999.

Year ended December 31, 1999 compared to the year ended December 31, 1998

    Net Revenues.  Net revenues increased $6.3 million, or 108.3%, to $12.1 million in 1999 from $5.8 million in 1998. The increase in net revenues was primarily due to the continued growth in sales of our NSX systems, which increased 149% over 1998.

    Gross Profit.  Gross profit was $6.9 million, or 57.6% of net revenues, in 1999, up from $3.1 million, or 53.6% of net revenues, in 1998. The primary reason for the improvement in margin percentage is due to the increase in the number of NSX systems shipped in 1999, which have a higher gross margin than our other product lines.

    Selling, General and Administrative.  Selling, general and administrative expenses increased $2.6 million, or 117.9%, to $4.7 million, or 39.3% of net revenues, in 1999 from $2.2 million, or 37.6% of net revenues, in 1998. The increased expense was primarily due to the hiring of additional sales and field service employees to support our domestic and international growth. The increase as a percentage of revenue is primarily due to increased compensation, travel costs to support international market opportunities in Asia and Europe and higher advertising costs related to the continued promotion of the NSX series. We also recorded a lease obligation in 1999 of $129,500 associated with lease commitments on our previous facility.

    Research and Development.  Research and development expenses increased $1.4 million, or 150.9%, to $2.3 million, or 19.2% of net revenues, in 1999 from $924,000, or 16.0% of net revenues, in 1998. The increase in expense resulted from the hiring of additional engineers and the use of outside services as we continued to pursue new product initiatives.

    Income Taxes.  The provision for income taxes changed to an income tax benefit of $17,500 in 1999 from income tax expense of $2,300 in 1998 as a result of a pre-tax loss in 1999 compared to a pre-tax income in 1998. We have recorded deferred tax assets based upon taxes paid in prior years that are available for carryback. At December 31, 1999 we established a valuation allowance of $22,500 related to these deferred tax assets and continued to evaluate the recoverability of these assets in 2000. See note 6 to the financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

    As of December 31, 2000 we had cash and cash equivalents of $3.1 million, as compared to none at December 31, 1999. The increase in cash and cash equivalents was primarily due to the $35.9 million of net proceeds received from our IPO and maturities of $21.7 million of investments, partially offset by the purchase of $47.8 million of investments, the re-payment of $4.2 million outstanding on our line of credit at the time of the IPO and the use of $3.4 million to fund operations.

    As of December 31, 2000 we had working capital of $36.9 million as compared to $2.5 million at December 31, 1999. The improvement in working capital was due to the net proceeds received from the IPO and increased accounts receivable and inventories, partially offset by increased accounts payable, accrued compensation, accrued income taxes and customer deposits. We believe that existing working capital, anticipated cash flows from operations and our line of credit will be adequate to satisfy projected operating and capital requirements through the foreseeable future. However, to the extent we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities.

Cash Flows

    During 2000, net cash used in operating activities was $3.4 million, which resulted primarily from increased accounts receivable, inventories and prepaid and other current assets, partially offset by increased accounts payable, accrued compensation, other accrued liabilities and accrued income taxes. Net cash used in investing activities was $28.2 million, due to purchases of held to maturity securities of $47.8 million and $2.0 million of additions to property and equipment, partially offset by $21.7 million of proceeds from the maturities of securities held to maturity. Net cash provided by financing activities was $34.7 million, including $35.9 million of net proceeds received from the sale of 3,300,000 shares of common stock in the IPO, partially offset by the re-payment of $1.2 million of debt.

    During 1999, net cash used in operating activities was $2.4 million, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and accrued compensation. Net cash used in investing activities was $747,000 for additions to property and equipment. Net cash provided by financing activities was $3.2 million primarily from net proceeds of $2.0 million from the sale of 824,511 shares of common stock to outside investors and from $1.0 million of short-term borrowings.

    During 1998, net cash used in operating activities was $1.3 million, which resulted primarily from increased accounts receivable and inventories and a decrease in customer deposits, partially offset by an increase in accrued compensation and other accrued liabilities. Net cash used in investing activities was $202,000 for additions to property and equipment. Net cash provided by financing activities was $1.2 million primarily from net proceeds of $947,000 from the sale of 823,001 shares of common stock to outside investors and from $190,000 of short-term borrowings.

Impact of Accounting Standards

    Statement of Financial Accounting Standards (SFAS) No. 133; Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date) will be effective for the us in January 2001. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction. Our adoption of SFAS No. 133 did not have a significant effect on our results of operations or financial position.

Selected Quarterly Operating Results

    The following table shows our unaudited quarterly results of operations for the eight quarters ended December 31, 2000. This unaudited quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented in accordance with generally accepted accounting principles. Results of operations for any previous quarter are not necessarily indicative of the results you can expect for the entire year or any future period.

	Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999
	(in thousands, except per share data)
Net revenues	$4,503	$7,696	$8,990	$10,477	$2,143	$3,080	$3,501	$3,334
Cost of revenues	1,884	3,094	3,519	4,097	865	1,381	1,428	1,436

Gross profit	2,619	4,602	5,471	6,380	1,278	1,699	2,073	1,898
Selling, general and administrative expenses	1,843	2,218	2,845	3,194	681	989	1,349	1,718
Research and development expenses	1,186	1,858	1,876	2,024	357	483	628	850
Non-recurring expense	—	—	—	326	—	—	—	—

Operating income (loss)	(410)	526	750	836	240	227	96	(670)
Interest income (expense), net	(41)	5	527	487	(8)	(19)	(13)	(3)

Income (loss) before provision for (benefit from) income taxes	(451)	531	1,277	1,323	232	208	83	(673)
Provision for (benefit from) income taxes	—	26	396	385	27	24	10	(79)

Net income (loss)	$(451)	$505	$881	$938	$205	$184	$73	$(594)

Per share amounts:
Basic net income (loss) per share	$(0.05)	$0.05	$0.07	$0.07	$0.02	$0.02	$0.01	$(0.06)
Diluted net income (loss) per share	$(0.05)	$0.05	$0.07	$0.07	$0.02	$0.02	$0.01	$(0.06)
Shares used in computing:
Basic net income (loss) per share	9,165	9,837	12,591	12,605	8,323	8,362	8,917	9,148
Diluted net income (loss) per share	9,165	10,604	13,321	13,292	8,487	8,741	9,292	9,148

    Our operating results have historically been subject to significant quarterly and annual fluctuations. We anticipate that factors affecting our future operating results will include the timing of significant orders, the timing of new product announcements and releases by us or our competitors, patterns of capital spending by customers, market acceptance of new or enhanced versions of our products and changes in the pricing of our products. In addition, the timing and level of our research and development expenditures could cause quarterly results to fluctuate. A substantial portion of our annual revenues comes from sales to a relatively small number of customers. Our revenues and operating results for a period may be affected by the timing of orders received during a period. See "Cautionary Statements—Our sales and operating results can fluctuate significantly from period to period."

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Market Risk

    We are exposed to market risk primarily from changes in interest rates and credit risk. We are not exposed to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

    We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the "Investment Portfolio"). The entire Investment Portfolio is classified as held to maturity and, accordingly, is recorded on the balance sheet at cost, with the amortization of any purchase discounts or premiums recorded in interest income. The entire Investment Portfolio is denominated in U.S. dollars. We do not use derivative financial instruments in the Investment Portfolio.

Credit Risk

    Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. As of December 31, 2000, 91% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

CAUTIONARY STATEMENTS

    Certain statements contained in this Form 10-K and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "should," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

One product line accounts for a significant portion of our sales, consequently, continued market acceptance of this product line is critical to our success.

    Approximately 90% of our 2000 net revenues came from the sales of one product line, our NSX automated micro defect inspection system. We expect that this product line will continue to account for the vast majority of our net revenues in the future. Continued market acceptance of this product line is critical to our success. Any decline in demand for or failure to achieve continued market acceptance of this product line or any new version of this product line, would harm our business.

Our operational results could be negatively impacted if we are unable to obtain the necessary resources or put in place the appropriate controls to manage our rapid growth effectively.

    During the last three years, we have experienced rapid growth in our operations, the number of our employees, our product offerings and the geographic area covered by our operations. Our growth places a significant strain on our management, operations and financial systems. Our future operating results will depend upon our ability to continue to implement and improve our operating and financial controls and management information systems. To succeed, we must train and manage our employees to cope with growth and change. Failure to manage our growth effectively could negatively impact our financial condition, results of operations and profitability.

    To manage our growth, we may also need to spend significant amounts of cash to:

  •
  fund increases in expenses;

  •
  take advantage of unanticipated opportunities, such as strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; and/or

  •
  respond to unanticipated developments, increasing customer demands or competitive pressures.

    If our cash, together with cash available under our credit facility, is insufficient to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding.

If we are unable to develop and introduce successful new products and technologies in a timely manner, our business will be harmed.

    Semiconductor and microelectronic equipment and processes are subject to rapid technological changes. We believe that our future success will depend in part upon our ability to continue to enhance our existing product line to meet customer needs and to develop and introduce new products in a timely manner. We cannot assure you that our product enhancement efforts to improve and advance products such as the NSX, or our new product development efforts such as our recently introduced Rapid Confocal Sensor technology and 300mm advances, will be successful or that we will be able to respond effectively to technological change. If we are unsuccessful, our revenue, operating results or stock price could be negatively impacted.

Our market is highly competitive and we may lose business to larger and better-financed competitors.

    The semiconductor defect inspection equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the market for our NSX systems, and the industry is intensely competitive. Our current primary competitors in the market for semiconductor micro defect inspection equipment are Semiconductor Technologies & Instruments, Inc., Robotic Vision Systems, Inc., and Toray Industries, Inc. In addition, companies such as KLA-Tencor Corporation and Applied Materials, Inc., that are currently providing automated inspection products for the wafer manufacturing and processing market, may enter our market. Most of these competitors, as well as other potential competitors, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have. Unless we are able to invest significant financial resources in developing products and enhancing customer support worldwide, and are able to gain customer acceptance of our products, we may not be able to compete effectively.

Our success depends on attracting and retaining key personnel.

    Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, manufacturing, managerial, financial and marketing personnel. The labor market in which we operate is highly competitive and as a result, we may not be able to retain and recruit key personnel. Our failure to hire, retain, or adequately train key personnel could have a negative impact on our performance.

Our sole market is in the highly cyclical semiconductor industry, which could cause our financial results to vary greatly.

    Our business depends heavily upon capital expenditures by semiconductor manufacturers. The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity. In periods of excess capacity, the industry sharply cuts purchases of capital equipment, including our products. Thus, a semiconductor industry downturn or slowdown could substantially reduce our revenues and operating results and could hurt our financial condition. Many industry experts currently believe we are in an industry downturn or slowdown.

Our future rate of growth is highly dependent on the development and growth of the market for semiconductor test and inspection equipment and the market acceptance of our products.

    We primarily target our products to address the needs of semiconductor manufacturers for micro defect inspection, although we have recently seen our sales grow in the emerging microelectronics market including the areas of optoelectronics, photonics, micro electro-mechanical structures (MEMS) or other micro machines, flat panel display, printheads, data storage, disk drives and other similar devices. If for any reason the market for semiconductor and microelectronic test and inspection equipment fails to grow as we expect, we may be unable to sustain our growth. In addition, our growth depends upon the adoption of our products by semiconductor and microelectronic manufacturers. If, for any reason, these manufacturers do not find our products to be appropriate for their use, our future growth will be adversely affected.

Our sales and operating results can fluctuate significantly from period to period which may adversely affect the market price of our stock.

    Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or operating results or lead to significant variability in our operating results. In addition, because a significant portion of our revenue in any particular quarter has historically come from the sale of a relatively small number of systems, the loss of any sale could have a significant negative impact. A variety of factors could cause this variability, including the following:

  •
  order cancellations or delays in orders by customers;

  •
  the high selling prices of our NSX product line, which typically result in a long sales cycle;

  •
  decreases in capital spending by our customers, particularly in light of current conditions in the semiconductor industry;

  •
  new product introductions by our competitors and competitive pricing pressures;

  •
  component shortages resulting in manufacturing delays; and

  •
  delays in the development, introduction and manufacture of our products.

    We cannot predict the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Our business may be harmed if we fail to protect our intellectual property rights.

    Our success depends in part upon our ability to obtain intellectual property rights and licenses and to preserve other intellectual property rights covering our products and our products under development. To protect these rights, we have obtained one domestic patent and intend to continue to seek patents on our inventions when appropriate. As of December 31, 2000, we also have 18 pending patent applications in the United States and one pending international patent application. The process of seeking intellectual property protection can be time-consuming and expensive. We cannot ensure that:

  •
  patents will issue from currently pending or future applications;

  •
  our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

  •
  foreign intellectual property laws will protect our intellectual property rights; or

  •
  others will not independently develop similar products, duplicate our products or design around our technology.

    If we do not successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

    We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees, consultants, key customers and vendors to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these people.

Third parties may claim that we are infringing upon their intellectual property, and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

    Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing upon the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we do infringe upon the intellectual property rights of others, we could be forced to either seek a license to those intellectual property rights or to alter our products so that they no longer infringe. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical.

    We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings. These types of proceedings may be costly and time-consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products or processes, stop making products or stop using processes.

Our dependence on a few significant customers exposes us to operating risks.

    Sales to our 10 largest customers accounted for 63% of net revenues in 2000, 72% of net revenues in 1999 and 60% of net revenues in 1998. Our customers are able to cancel orders with few or no penalties. If a significant customer reduces orders for any reason, our revenues, operating results, and financial condition will be negatively affected. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers for whom there is intense competition.

Our dependence on subcontractors and sole or limited source suppliers may prevent us from delivering an acceptable product on a timely basis and could result in disruption of our operations.

    We rely on subcontractors to manufacture many of the components and subassemblies for our products, and we depend on single or limited source suppliers for some of our components. Our reliance on subcontractors gives us little control over the manufacturing process and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and high costs.

    If a supplier were to become unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture the components internally. Depending on the part, the process of qualifying subcontractors and suppliers generally takes between 60 and 180 days. We have no written supply agreements with any of our single or limited source suppliers and purchase our custom components through individual purchase orders. If we were unable to obtain these components in a timely fashion, we may not be able to meet demands for future shipments. We rely on sole suppliers for several of our components, including an image processing component, which is a critical component of our NSX system. We believe that we would be able to find alternative solutions if supplies were unavailable from any of our sole source suppliers, including the supplier of our image processing component. This may take time and the disruption would adversely affect our results of operations.

Our dependence upon international customers and suppliers may reduce our revenues or impede our ability to supply products.

    International sales have accounted for a significant portion of our revenues in recent years, and we expect that the percentage of sales from international customers will continue to increase. Sales outside of North America accounted for 45% of our net revenues in 2000, 37% of our net revenues in 1999, and 27% of our net revenues in 1998. In addition, we rely on non-U.S. suppliers for several components of the systems we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. International sales and our relationships with suppliers may be hurt by many factors, including:

  •
  changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

  •
  political or economic instability in our target international markets;

  •
  longer payment cycles common in foreign markets;

  •
  difficulties in staffing and managing our international operations;

  •
  less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors; and

  •
  difficulties in collecting our accounts receivable because of the geographic distance and different legal rules.

    If our international sales or relationships with international suppliers are adversely affected by any of these factors, our financial condition could be adversely affected.

Our operational results could be negatively impacted by currency fluctuations.

    Our foreign sales are made in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and hurt our sales in those countries. If we lower our prices to reflect a change in exchange rates, our profitability in those markets will decrease. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies in the countries where we do business. We have not historically tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do so successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Failure to increase our sales in Asia will negatively impact our financial performance.

    Asia is an important region for the markets we serve. We expect our dependence upon the Asian market to increase. In recent years, Asia has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. Our revenues depend upon the capital expenditures of semiconductor manufacturers, many of who have operations and customers in Asia. Serious economic problems in Asia would likely result in a significant decrease in the sale of equipment to the semiconductor industry. If we are unable to increase our sales in Asia, our future financial condition, revenues and operating results will be negatively affected.

    In addition, we have recently opened an office in Taiwan where we will directly sell and service our systems using our own employees. We believe the semiconductor industry in Taiwan has significant sales potential thus justifying our decision; however should our predictions be incorrect, our future financial condition, revenues and operating results will be negatively affected. Although we believe that the opening of the office will provide us with more control over our affairs and a direct sales and service force 100% dedicated to our products, the opening of the office required leasing a facility, the hiring of employees, the formation of a limited liability entity and the opening of a Taiwan branch and other actions, all of which may increase our exposure.

We will rely upon distributors for a significant portion of our future sales, and a disruption in our relationships with these distributors could have a negative impact on our international sales.

    A substantial portion of our sales have been made through independent distributors. We expect that sales through independent distributors will represent a material portion of our sales for the next several years. In particular, almost all of our 2000 sales in Asia, Japan, and Europe were made through independent distributors. In 2000, sales to our exclusive distributor in Asia (excluding Japan) accounted for 16% of our net revenues, sales to our exclusive distributor in Japan accounted for 8% of our net revenues and sales to our distributors in Europe accounted for 14% of our net revenues. The activities of these distributors are not within our control. Although we believe that we maintain good relations with our independent distributors, the relationships may nevertheless deteriorate in the future. A reduction in the sales or service efforts or financial viability of any of our independent distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers.

We may have violated Section 5 of the Securities Act in connection with an e-mail sent to all of our employees and consequently any employees who purchased shares in our IPO could have the right to rescind their purchases and recover damages from us.

    On April 18, 2000, we sent an e-mail to all of our 108 employees that summarized a program under discussion with the underwriters through which our employees would be allowed to purchase shares in our IPO. The e-mail asked employees to consider whether they wanted to participate in the program if it were made available. At our request, the underwriters reserved up to 56,600 of the shares offered in the IPO for sale to our employees who participated in the program, and each employee had the opportunity to purchase between 100 and 3,500 shares. A court may find that the e-mail constitutes an offer to sell or the solicitation of an offer to purchase our common stock in violation of Section 5 of the Securities Act. We urged all employees to read and base their investment decision only on the IPO prospectus.

    If we have violated the Securities Act by sending the e-mail, then any recipients of the e-mail who purchased shares in the IPO would have the right, for a period of one year from the date of their purchase of the common stock, to bring an action against us for rescission or for damages resulting from their purchase of common stock. In addition, we may be required to make a rescission offer to our employees that purchased shares of our common stock in the IPO. If we have violated the Securities Act by sending the e-mail, we could incur a liability of up to approximately $679,000, assuming that the value of the shares at the time of rescission is $0.00. Our liability may be greater if employees purchased additional shares in the IPO outside of the program. As of the date of this report, no employee has brought an action against us for rescission or for damages resulting from their purchase of common stock in the IPO.

Any acquisitions we may make could disrupt and harm our business.

    Although we do not currently have any specific plans or agreements to make any material acquisitions, we plan to pursue acquisitions of related businesses. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention and risks associated with unanticipated problems or latent liabilities. If we are successful in pursuing acquisitions, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our shareholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

If a semiconductor or microelectronic manufacturer is loyal to another semiconductor or microelectronic equipment supplier, we may be unable to sell our products to that potential customer, and our sales and market share could suffer as a result.

    We believe that once a semiconductor or microelectronic device manufacturer has selected one vendor's capital equipment for a production line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor's equipment, for the life of the application. Once a vendor's equipment has been installed in a production line, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor's equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer's expense of switching to our systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor's capital equipment for an application.

Item 8. Financial Statements and Supplementary Data

AUGUST TECHNOLOGY CORPORATION
Index to Financial Statements

INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Shareholders
August Technology Corporation:

    We have audited the accompanying balance sheets of August Technology Corporation (the Company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of August Technology Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Minneapolis, Minnesota
February 14, 2001

AUGUST TECHNOLOGY CORPORATION

BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$3,102,678	$—
Short-term investments	23,604,176	—
Accounts receivable, net	6,879,417	3,118,318
Inventories	8,256,021	2,459,485
Prepaid expenses and other current assets	799,394	93,409
Deferred income taxes	282,300	83,700

Total current assets	42,923,986	5,754,912
Property and equipment, net	2,226,491	921,542
Long-term investments	2,485,938	—
Other assets	260,637	—

Total assets	$47,897,052	$6,676,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Checks issued in excess of bank balance	$—	$254,686
Short-term debt	—	1,223,500
Accounts payable	2,767,972	798,112
Accrued compensation	1,239,757	559,347
Accrued liabilities	553,457	69,513
Accrued income taxes	846,487	54,921
Short-term accrued lease obligations	52,291	89,045
Customer deposits	591,847	212,052

Total current liabilities	6,051,811	3,261,176
Long-term accrued lease obligation	111,772	40,448
Deferred income taxes	48,500	27,800

Total liabilities	6,212,083	3,329,424

Commitments and contingencies (notes 7 and 10)
Shareholders' equity:
Common stock, $.01 par value, 42,000,000 shares authorized 12,633,058 and 9,163,961 shares issued and outstanding, respectively	126,330	91,640
Undesignated capital stock, $.01 par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	39,809,009	3,500,626
Deferred compensation related to stock options	(305,009)	(427,614)
Retained earnings	2,054,639	182,378

Total shareholders' equity	41,684,969	3,347,030

Total liabilities and shareholders' equity	$47,897,052	$6,676,454

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
Net revenues	$31,665,748	$12,057,822	$5,787,433
Cost of revenues	12,594,117	5,109,770	2,685,764

Gross profit	19,071,631	6,948,052	3,101,669
Selling, general and administrative expenses	10,099,768	4,737,443	2,173,980
Research and development expenses	6,945,041	2,318,224	924,077
Non-recurring expense	325,808	—	—

Operating income (loss)	1,701,014	(107,615)	3,612
Interest income	1,077,979	1,263	2,190
Interest expense	(100,132)	(43,141)	(3,608)

Income (loss) before provision for (benefit from) income taxes	2,678,861	(149,493)	2,194
Provision for (benefit from) income taxes	806,600	(17,500)	2,300

Net income (loss)	$1,872,261	$(131,993)	$(106)

Per share amounts:
Basic net income (loss) per share	$0.17	$(0.02)	$—
Diluted net income (loss) per share	$0.16	$(0.02)	$—

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
				Deferred Compensation Related To Stock Options
	Shares Issued And Outstanding	Amount	Additional Paid-In Capital		Retained Earnings	Total Shareholders' Equity
Balances at December 31, 1997	7,500,000	$75,000	$75,200	$—	$314,477	$464,677
Issuances of common stock in sales to private investors, net of expenses	823,001	8,230	938,387	—	—	946,617
Net loss	—	—	—	—	(106)	(106)

Balances at December 31, 1998	8,323,001	83,230	1,013,587	—	314,371	1,411,188
Issuances of common stock in conjunction with:
Sales to private investors, net of expenses	824,511	8,245	1,979,017	—	—	1,987,262
Exercise of employee stock options	263	3	313	—	—	316
Employee bonuses	16,186	162	74,835	—	—	74,997
Issuances of stock options to nonemployees	—	—	5,260	—	—	5,260
Deferred compensation related to stock option grants	—	—	427,614	(427,614)	—	—
Net loss	—	—	—	—	(131,993)	(131,993)

Balances at December 31, 1999	9,163,961	91,640	3,500,626	(427,614)	182,378	3,347,030
Issuances of common stock in conjunction with:
Initial public offering, net of expenses	3,300,000	33,000	35,827,280	—	—	35,860,280
Exercises of employee stock options	150,592	1,505	143,304	—	—	144,809
Employee stock purchase plan	18,505	185	203,318	—	—	203,503
Tax benefit from stock options exercised	—	—	111,633	—	—	111,633
Issuances of stock options to nonemployees	—	—	48,085	—	—	48,085
Amortization of deferred compensation related to stock options	—	—	(25,237)	122,605	—	97,368
Net income	—	—	—	—	1,872,261	1,872,261

Balances at December 31, 2000	12,633,058	$126,330	$39,809,009	$(305,009)	$2,054,639	$41,684,969

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$1,872,261	$(131,993)	$(106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	363,157	150,949	69,753
Impairment of assets	325,808	—	—
Provision for doubtful accounts	220,430	30,715	10,000
Deferred income taxes	(177,900)	(66,500)	(3,600)
Accrued lease obligation	106,088	129,493	—
Amortization of deferred compensation related to stock options	97,368	—	—
Issuances of stock options to nonemployees	48,085	5,260	—
Issuances of common stock to employees	—	74,997	—
Changes in operating assets and liabilities:
Accounts receivable	(3,981,529)	(1,866,638)	(575,104)
Inventories	(5,796,536)	(1,436,936)	(427,441)
Prepaid expenses and other current assets	(860,622)	(66,606)	(8,880)
Accounts payable	1,969,860	215,038	(48,454)
Accrued compensation	680,410	454,950	86,868
Other accrued liabilities	412,426	(4,264)	36,664
Accrued income taxes	903,199	30,849	(15,304)
Customer deposits	379,795	46,452	(413,297)

Net cash used in operating activities	(3,437,700)	(2,434,234)	(1,288,901)

Cash flows from investing activities:
Purchases of securities held to maturity	(47,831,399)	—	—
Proceeds from maturities of securities held to maturity	21,741,285	—	—
Purchases of property and equipment	(1,993,914)	(747,084)	(202,456)
Investment in other assets	(106,000)	—	—

Net cash used in investing activities	(28,190,028)	(747,084)	(202,456)

Cash flows from financing activities:
Net proceeds from issuances of common stock	36,208,592	1,987,578	946,617
Proceeds from (payments of) short term debt, net	(1,223,500)	1,033,293	190,207
Checks issued in excess of bank balance	(254,686)	160,447	94,239

Net cash provided by financing activities	34,730,406	3,181,318	1,231,063

Net increase (decrease) in cash and cash equivalents	3,102,678	—	(260,294)
Cash and cash equivalents at beginning of year	—	—	260,294

Cash and cash equivalents at end of year	$3,102,678	$—	$—

Supplemental cash flow information:
Cash paid for interest	$100,132	$43,141	$3,608
Cash paid for income taxes, net of refunds	$87,559	$18,177	$14,304
Non-cash transactions:
During 2000, the Company recorded additional paid-in capital of $111,633 related to the tax benefit of stock options exercised.

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1—Nature of Business and Summary of Significant Accounting Policies

Nature of Business

    August Technology Corporation (the "Company") was incorporated in September of 1992 under the laws of the state of Minnesota. The Company designs, develops, manufactures, sells, distributes and supports automated visual inspection systems used in the manufacture of semiconductor and microelectronic devices.

Use of Estimates

    Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents

    Cash and cash equivalents include highly liquid debt instruments with original maturities of 90 days or less when purchased.

Investments

    Investments consist of marketable debt instruments, which were classified at the time of purchase as held-to-maturity due to the Company's intent and ability to hold the investments to maturity. Held-to-maturity securities are recorded at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Short-term investments mature in less than one year. Long-term investments have maturities of more than one year.

Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents, accounts receivable, investments, accounts payable and short-term debt approximate fair value as of December 31, 2000 and 1999.

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

    Property and equipment is stated at cost and is depreciated over the estimated useful lives of the respective assets. The estimated useful lives range from two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of its useful life or its lease term.

Impairment of Long Lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 2000, as a result of the Company's decision to discontinue the implementation of certain internal business automation software, the Company recorded an impairment charge of $325,808, which is recorded as non-recurring expense within the statement of operations.

Capitalized Software Development Costs

    Software development costs incurred subsequent to the establishment of technological feasibility through general release of the products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized over the lesser of the estimated sales of the product or the straight-line method over a period of three years. Unamortized software development costs at December 31, 2000 and 1999 were $166,969 and none, respectively.

Income Taxes

    Deferred income taxes are recognized for the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income.

Comprehensive Income (Loss)

    Comprehensive income (loss) represents the change in equity during a period from transactions and other events and circumstances excluding transactions resulting from investment by shareholders and distribution to shareholders. For the years ended December 31, 2000, 1999 and 1998, comprehensive income (loss) did not differ from net income (loss).

Stock-based Compensation

    The Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company has adopted the pro forma disclosure requirements under Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting and Disclosure of Stock-based Compensation.

Revenue Recognition

    The Company recognizes revenue in light of SEC Staff Accounting Bulletin No. 101. Revenues from equipment and parts shipped without an evaluation period and related warranty costs are recognized at the time of shipment to the customer. Revenues from equipment and parts shipped with an evaluation period and related warranty costs are recognized at the end of the evaluation period and upon customer acceptance. Revenues from installation and training services are recognized after the services are performed. Revenues from maintenance contracts are recognized ratably over the period of the contract. Service revenues were insignificant during the years ended December 31, 2000, 1999 and 1998.

    The Company's distributors are not granted price protection. Sales to all customers and distributors are final and no right of return after shipment exists.

    Unbilled revenue represents revenue that has been earned for equipment shipped but not billed due to the terms of the customer order.

Research and Development

    Research and development costs are expensed as incurred.

Advertising Costs

    Advertising costs are expensed as incurred.

Net Income (Loss) Per Share

    Basic net income (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When there is a net loss, other potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

New Accounting Pronouncements

    SFAS No. 133; Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date) will be effective for the Company in January 2001. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction. The adoption of SFAS No. 133 did not have a significant effect on the results of operations or financial position of the Company.

Note 2—Investments

    Short-term and long-term investments consisted of the following:

December 31, 2000
Due within one year:
Commercial paper	$3,469,474
Corporate notes	14,516,412
Government notes	5,618,290

Total due within one year	23,604,176
Due after one year through two years:
Corporate notes	2,485,938

Total investments	$26,090,114

    Short-term and long-term investments are carried at amortized cost, which approximates fair market value at December 31, 2000. There were no investments at December 31, 1999.

Note 3—Accounts Receivable

    Accounts receivable consisted of the following:

	December 31,
	2000	1999
Billed receivables	$6,268,445	$2,707,727
Unbilled revenue	865,972	455,591

	7,134,417	3,163,318
Allowance for doubtful accounts	(255,000)	(45,000)

Accounts receivable, net	$6,879,417	$3,118,318

Note 4—Inventories

    Inventories consisted of the following:

	2000	1999
Raw materials	$3,385,580	$988,147
Work in process	1,019,913	514,786
Finished goods	3,850,528	956,552

Inventories	$8,256,021	$2,459,485

Note 5—Property and Equipment

    Property and equipment consisted of the following:

	December 31,
	2000	1999
Furniture and equipment	$1,452,832	$516,211
Computer equipment	769,659	356,728
Computer software	382,106	311,551
Software development costs	166,969	—
Leasehold improvements	110,523	30,000

	2,882,089	1,214,490
Less: accumulated depreciation and amortization	(655,598)	(292,948)

Property and equipment, net	$2,226,491	$921,542

    Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $363,157, $150,949 and $69,753, respectively.

Note 6—Income Taxes

    The provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2000	1999	1998
Current income tax expense:
Federal	$959,800	$44,400	$4,800
State	24,700	4,600	1,100

	984,500	49,000	5,900
Deferred income tax benefit:
Federal	(160,100)	(56,200)	(3,000)
State	(17,800)	(10,300)	(600)

	(177,900)	(66,500)	(3,600)

Total provision for (benefit from) income taxes	$806,600	$(17,500)	$2,300

    A reconciliation of the expected federal income taxes at the statutory rate of 34% to the actual income tax expense (benefit) is as follows:

	Years Ended December 31,
	2000	1999	1998
Expected federal tax expense (benefit)	$910,800	$(50,800)	$700
State tax expense (benefit), net of federal tax effect	4,500	(3,800)	300
General business credits	(146,200)	—	—
Nondeductible expenses	60,000	24,500	1,700
Change in valuation allowance	(22,500)	22,500	—
Benefit of graduated tax rates	—	(9,900)	(400)

Actual income tax expense (benefit)	$806,600	$(17,500)	$2,300

    Deferred taxes consisted of the following:

	December 31,
	2000	1999
Current deferred tax assets:
Allowance for doubtful accounts	$93,100	$16,300
Compensation accrual	69,400	27,900
Inventory reserve	54,800	15,200
Warranty accrual	45,900	14,500
Accrued lease obligation	19,100	32,300

Total current deferred tax assets	282,300	106,200
Long-term deferred tax assets:
Accrued lease obligation	40,800	14,600
Alternative minimum tax credits	—	9,000

Total gross deferred tax assets	323,100	129,800
Deferred tax liabilities:
Property and equipment	(89,300)	(51,400)

Net deferred tax asset before valuation allowance	233,800	78,400
Valuation allowance	—	(22,500)

Net deferred tax asset	$233,800	$55,900

    The valuation allowance for deferred tax assets was none and $22,500 at December 31, 2000 and 1999, respectively. Management determined in 2000 that it was more likely than not that the Company's deferred tax assets would be recovered and, as a result, reversed the valuation allowance recorded in 1999. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carry back potential and projected future taxable income and tax planning strategies in making this assessment.

Note 7—Contingencies

    On April 18, 2000, the Company sent an e-mail to all 108 employees that summarized a program under discussion with the underwriters through which employees of the Company would be allowed to purchase shares in the Company's initial public offering (the "IPO"). The e-mail asked employees to consider whether they wanted to participate in the program if it were made available. At the Company's request, the underwriters reserved 56,600 of the shares offered in the IPO for employees who participated in the program, and each employee purchased between 100 and 3,500 shares. The e-mail may have violated Section 5 of the Securities Act and consequently any employees that purchased shares in the IPO could have the right, for a period of one year from the date of their purchase of the common stock, to bring an action against the Company to rescind their purchases and recover damages from the Company. If the company has violated the Securities Act by sending the e-mail, the Company could incur a liability of approximately $679,000, assuming that the shares have no value at the time of rescission. The Company's liability may be greater if employees purchased additional shares in the IPO outside of the program. As of February 14, 2001, no employee has brought an action against the Company for rescission or for damages resulting from their purchase of common stock in the IPO.

Note 8—Short-Term Debt

    On August 10, 2000, the Company amended and restated the terms of its revolving credit line agreement, which was previously amended in March 2000, to increase the allowable borrowings to $5,000,000 and extend the agreement through May 2002. The amendment removes the limitation as to availability based upon accounts receivable and inventory balances. Interest is payable monthly at the 30-day LIBOR rate plus 2.25%. The amended agreement contains the same financial covenants as the original agreement. There was no balance outstanding under the agreement at December 31, 2000.

    On June 30, 2000, the Company's bank released a director of the Company from the personal guaranty of the revolving credit line.

    On November 12, 1999, the Company entered into a revolving credit line agreement with its bank that expired in May 2000 and allowed borrowings of up to $2,750,000 subject to availability based on accounts receivable and inventory balances. Interest was payable monthly at the 30-day LIBOR rate plus 2.75%. The agreement contained financial covenants with respect to the Company's tangible net worth, capital expenditures and earnings before interest, taxes, depreciation and amortization and default provisions, including provisions related to non-payment of principal and interest, bankruptcy and default under other debt agreements. A director of the Company provided the bank with a personal guarantee of up to $500,000 plus accrued interest in the event of default by the Company. The Company was not in compliance with one of the financial covenants at December 31, 1999. The Company obtained a waiver on such covenant default. At December 31, 1999, the balance outstanding under the agreement was $1,223,500 at an effective interest rate of 9.22%.

Note 9—Shareholders' Equity

Net Income (Loss) Per Share

    The following information presents the Company's computation of basic and diluted net income (loss) per share for the periods presented in the statements of operations:

	Years Ended December 31,
	2000	1999	1998
Net income (loss)	$1,872,261	$(131,993)	$(106)
Weighted average common shares:
Basic	11,049,395	8,687,567	7,955,313
Effect of dilutive stock options and warrants	720,463	—	—

Diluted	11,769,858	8,687,567	7,955,313

Net income (loss) per share:
Basic	$0.17	$(0.02)	$—
Diluted	$0.16	$(0.02)	$—

    The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the years ended December 31, 2000, 1999 and 1998 were 128,801, 851,562 and 432,546, respectively.

Common Stock

    On June 14, 2000, the Company sold 3,300,000 shares of common stock in the Company's IPO for cash of $39,600,000. The Company incurred expenses of $3,739,720 that were netted with the cash proceeds received.

    On April 26, 2000, the Board of Directors authorized a 3-for-2 stock split. The financial statements give retroactive effect to the split for all periods presented.

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

    During 1999, the Company sold 824,511 shares of common stock for cash of $1,992,502 to private investors. The Company incurred expenses of $5,240 that were netted with the cash proceeds received.

    During 1998, the Company sold 823,001 shares of common stock for cash of $987,600 to private investors. The Company incurred expenses of $40,983 that were netted with the cash proceeds received. In connection with the sales, the Company's placement agent was issued warrants to purchase 9,375 shares of common stock as partial payment for its fees. The warrants are exercisable at $1.20 and expire in 2005.

Deferred Compensation

    In connection with the grant of stock options to employees in 1999, the Company recorded deferred compensation of $427,614, representing the difference between the estimated deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting period of the options granted, generally five years. The charge to compensation expense related to this deferred compensation during the year ended December 31, 2000 was $97,368.

Employee Stock Purchase Plan

    During 2000, the Board of Directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). The 2000 Purchase Plan allows employees, subject to certain restrictions, to purchase the Company's common stock through payroll deductions. Contributions are limited to 10% of an employee's compensation. The purchase price is set at 85% of the lower of the closing market price of the Company's common stock at the commencement or termination of a participation phase. Participation phases have a duration of six months and begin on January 1 and July 1 of each year. The Board of Directors has reserved 375,000 shares of common stock for issuance under the 2000 Purchase Plan. As of December 31, 2000, 18,505 shares of common stock had been purchased and 356,495 shares remain reserved for future issuance under the 2000 Purchase Plan.

Stock-based Compensation

    The Board of Directors and stockholders have adopted the 1997 incentive stock option plan (the "1997 Option Plan"), which originally provided for 1,125,000 shares available for issuance primarily to officers, directors and key employees. On April 14, 2000, the shareholders authorized an increase in the number of shares available for issuance to 2,250,000 shares. The 1997 Option Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of Section 422. The exercise price of incentive stock options may not be less than the fair market value of the stock at the date of grant. The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the stock at the date of grant. The stock options vest over periods that range from immediate to five years and expire seven years from the date of grant. As of December 31, 2000, there were 2,099,145 shares reserved for future issuance under the 1997 Option Plan.

    Information with respect to option activity is as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 1997	303,750	$0.63
Granted	411,267	1.20
Forfeited	(699)	1.20

Outstanding at December 31, 1998	714,318	0.94
Granted	466,544	2.17
Exercised	(263)	1.20
Forfeited	(36,877)	1.25

Outstanding at December 31, 1999	1,143,722	1.44
Granted	679,653	11.62
Exercised	(150,592)	0.96
Forfeited	(167,485)	5.89

Outstanding at December 31, 2000	1,505,298	$5.64

    The following table summarizes information about stock options outstanding at December 31, 2000:

		Weighted Average Remaining Contractual Life (years)		Exercisable
Range of Exercise Prices	Outstanding Options		Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$ 0.50 - 0.55	179,250	3.60	$0.50	140,250	$0.50
0.56 - 1.20	414,089	4.73	1.20	212,893	1.20
1.21 - 6.14	290,406	5.81	2.37	64,750	2.37
6.15 - 11.24	175,654	6.21	8.30	8,029	9.19
11.25 - 12.37	184,604	6.50	11.77	5,104	11.99
12.38 - 13.74	155,945	6.81	12.79	75,891	12.95
13.75 - 16.94	105,350	6.72	15.08	—	—

$ 0.50 - 16.94	1,505,298	5.55	$5.64	506,917	$3.15

    The Company has adopted the disclosure only provisions of SFAS No. 123 for employees and directors, and will continue to account for its stock option and stock purchase plans in accordance with the provisions of APB No. 25.

    The estimated per share weighted average fair value of all stock options granted during the years ended December 31, 2000, 1999 and 1998 was $7.25, $0.86 and $0.33, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2000	1999	1998
Expected life	5.5 years	7 years	7 years
Risk free interest rate	6.1%	6.6%	4.7%
Volatility	68.6%	—	—
Dividend yield	—	—	—

    Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company's pro forma net income (loss) would have been as follows:

	Years ended December 31,
	2000	1999	1998
Net income (loss):
As reported	$1,872,261	$(131,993)	$(106)
Pro forma	1,309,246	(197,323)	(37,906)
Basic net income (loss) per share:
As reported	$0.17	$(0.02)	$—
Pro forma	0.12	(0.02)	—
Diluted net income (loss) per share:
As reported	$0.16	$(0.02)	$—
Pro forma	0.11	(0.02)	—

Note 10—Leases

    The Company leases its office and manufacturing facilities and certain equipment under noncancelable operating leases. Future minimum lease payments as of December 31, 2000, excluding operating costs, under these leases are as follows:

For the Years Ending December 31,	Amount
2001	$558,000
2002	568,000
2003	548,000
2004	565,000
2005	47,000
Thereafter	—

Total minimum lease payments	$2,286,000

    Rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was $484,718, $88,887 and $76,000, respectively.

    In connection with the Company's commitment in October 1999 to relocate to a new facility in February 2000, the Company recorded a lease obligation in 1999 of $129,493 related to the estimated net remaining lease obligation on the facility being vacated. In August 2000, the Company subleased the vacated facility and, as a result, recorded an additional lease obligation of $106,088 due to the net remaining lease obligation being greater than originally estimated.

Note 11—Employee Retirement Plan

    The Company maintains an employee benefit plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees who have reached the age of 18 and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible compensation, subject to certain limitations. The Company matches 50% of the deferrals up to 4% of the employee's compensation. The Company made contributions to the Plan for the years ended December 31, 2000, 1999 and 1998 of $88,138, $41,887 and $22,497, respectively.

Note 12—Concentration of Credit Risk and Significant Customer Information

    Financial instruments which potentially subject the Company to credit risk consist principally of investments in cash equivalents and short-term and long-term debt obligations (the "Investment Portfolio") and trade receivables. The Company limits credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. As of December 31, 2000, 91% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. The Company limits credit risk associated with trade receivables by performing ongoing credit evaluations and believes that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

    The percentage of net revenues derived from major customers, which include distributors, and accounts receivable related to these customers were as follows:

	Years Ended December 31,
	2000	1999	1998
Net revenues:
Customer A	16%	7%	—
Customer B	9%	11%	10%
Customer C	9%	5%	10%
Customer D	3%	11%	8%

Total	37%	34%	28%

	Years Ended December 31,
	2000	1999
Accounts receivable:
Customer A	29%	14%
Customer B	8%	20%
Customer C	—	7%
Customer D	7%	11%

Total	44%	52%

Note 13—Geographic Information

    All of the Company's tangible long-lived assets are located in the United States. The Company derives revenues from shipments to customers outside of the United States. The percentage of net revenues by country were as follows:

	Years Ended December 31,
	2000	1999	1998
Net revenues:
United States	55%	57%	73%
Taiwan	22%	10%	—
Switzerland	9%	11%	10%
Japan	8%	5%	7%
Other	6%	17%	10%

	100%	100%	100%

Note 14—Subsequent Events

    On February 8, 2001 the board of directors authorized, subject to shareholder approval, an increase in the number of shares available for issuance under the 1997 Option Plan from 2,250,000 shares to 2,650,000 shares.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the year ended December 31, 2000. Other than "Executive Officers of the Company", which is set forth at the end of this item, the information required by this item is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act", which appear in the Proxy Statement.

Executive Officers of the Company

    The following sets forth the names and ages of the current executive officers of the Company in addition to information regarding their positions with the Company, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.

Name	Age	Position with the Company
Jeff L. O'Dell	40	President, Chief Executive Officer and Director
Thomas C. Velin	39	Chief Financial Officer
David L. Klenk	36	Chief Operating Officer and Secretary
Thomas C. Verburgt	37	Chief Technology Officer and Director
Mark R. Harless	40	Chief Engineer and Director
John M. Vasuta	32	Vice President of Intellectual Property and General Counsel
D. Mayson Brooks	42	Vice President Sales, Marketing and New Business Development
Wayne J. Hubin	57	Vice President of Manufacturing
James K. Nurse	48	Vice President of Customer Service
Albert A. Eliasen	35	Vice President of Engineering

    Jeff L. O'Dell co-founded the Company in 1992 and has served as our President and Chief Executive Officer since 1992 and Chairman of the Board since 1994. From August 1987 to August 1992, Mr. O'Dell was Director of Sales and Marketing for MicroVision Corporation, which develops and manufactures robotic and inspection systems. From February 1985 to August 1987, Mr. O'Dell was a Field Applications Engineer for Cognex Corporation, which designs, develops and markets machine vision systems that are used to automate a wide range of manufacturing processes. From March 1984 to February 1985, Mr. O'Dell served as a Systems Analyst for Control Data Corporation.

    Thomas C. Velin has served as our Chief Financial Officer since September 1998. Prior to joining us, Mr. Velin was Chief Financial Officer for Lloyd's Food Products, Inc., a producer of specialty food products, from May 1996 to June 1998. From November 1989 to May 1996, Mr. Velin was Corporate Controller for Telex Communications, Inc., a provider of sophisticated audio, wireless and multimedia communications equipment. Mr. Velin is a licensed certified public accountant.

    David L. Klenk has been with us since April 1993, most recently as Chief Operating Officer, and served on our Board of Directors from 1994 to March 2000. Mr. Klenk oversees the engineering, manufacturing, customer service, and human resources groups. Prior to becoming our Chief Operating Officer in April 1999, Mr. Klenk served as our Director of Operations, where he managed finance, purchasing, facilities, and human resources. Mr. Klenk is a brother-in-law of Mark Harless, the Company's Chief Engineering Officer.

    Thomas C. Verburgt has been with us since April 1993, most recently as Chief Technology Officer, and has served on our Board of Directors since 1994. Prior to becoming the Company's Chief

Technology Officer in September 1999, Mr. Verburgt served as Director of Software Engineering since joining the Company in April 1993. From January 1992 to April 1993, Mr. Verburgt held a senior software engineering position at MTS Systems Corporation, a technology based company providing engineering services, equipment and software for applications in research product development, quality control and production. From June 1984 to January 1992, Mr. Verburgt was Senior Software Engineer for the Perkin Elmer Corporation, a manufacturer of instrument systems and software for the pharmaceutical, biotechnology, agricultural and chemical industries.

    Mark R. Harless co-founded the Company in 1992 and has been a member of our Board of Directors since 1994. Mr. Harless has held various positions with the Company, most recently serving as our Chief Engineer. From 1988 to 1992, Mr. Harless was a Systems Engineer at MicroVision Corporation, where he developed custom robotic and inspection systems. From 1985 to 1988, Mr. Harless worked as a Development Engineer at Honeywell, Inc. Mr. Harless is a brother-in-law of David Klenk, the Company's Chief Operating Officer.

    John M. Vasuta joined us as Vice President of Intellectual Property and General Counsel in May 2000. Mr. Vasuta has also been our Assistant Secretary since October 2000. From February 1999 to May 2000, Mr. Vasuta was Senior Patent Counsel with Bridgestone-Firestone, a manufacturer of tires, fiber optics and automotive parts. From July 1997 to February 1999, Mr. Vasuta was Senior Patent Counsel and Research and Development Business Manager for Kennametal Inc., a tooling manufacturer. Mr. Vasuta was an attorney in various law firms from 1991 to 1997, most recently at Sand & Segolt, where he was a partner.

    D. Mayson Brooks became our Vice President of Sales and Marketing in July 1999. Prior to joining us, from June 1987 through June 1999, Mr. Brooks worked in various managerial capacities for Air Products and Chemicals, Inc., most recently as Commercial Manager, European electronics division. Mr. Brooks served from June 1981 to May 1987 in the United States Navy and was awarded two achievement medals.

    Wayne J. Hubin has been our Vice President of Manufacturing since November 1999. Before joining us, Mr. Hubin was Manufacturing Operations Manager for BOC Edwards, Inc. from August 1999 to November 1999. From 1984 to August 1999, Mr. Hubin worked in various managerial capacities for FSI International, Inc., a supplier of micro-lithography, surface conditioning and chemical arrangement equipment used in the fabrication of microelectronics, most recently as Manufacturing Operations Manager.

    James K. Nurse joined us as Vice President of Customer Service in September 2000. Prior to joining us, from November 1999 to April 2000, Mr. Nurse was an International Service Manager for Electronic Visions Group, Schaerding, Austria. From May 1999 to October 1999, he was based in Switzerland as the General Manager of Customer Support Services of Multi Media Masters and Machinery, a data storage and replication equipment company. Mr. Nurse was Director of the Asia Pacific division of Leybold Systems Gmbh, a German vacuum coating systems company.

    Albert A. Eliasen joined us as Vice President of Engineering in November 2000. Prior to joining us, Mr. Eliasen was employed by Axcelis Technologies, Inc., a semiconductor equipment supplier, from May 1995 to November 2000. He served in various capacities with Axcelis Technologies, most recently as TPS Platform Manager, managing engineers for the thermal products platform including new product development and sustaining engineering.

Item 11. Executive Compensation

    The information required by this item is incorporated herein by reference to the sections labeled "Executive Compensation" and "Election of Directors" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    None

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)
  Documents filed as part of this report.

  (1)
  Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Independent Auditors' Report

      Balance Sheets as of December 31, 2000 and 1999

      Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

      Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

      Notes to Financial Statements

    (2)
    Financial Statement Schedules. The following schedule is included immediately following the signature page of this Form 10-K:

      Independent Auditors' Report on Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts.

      All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

    (3)
    Exhibits.

      The exhibits included in this report are set forth on the "Exhibit Index to Form 10-K" following the signature page of this Form 10-K.

  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION
Date: March 15, 2001	By:	/s/ JEFF L. O'DELL Jeff L. O'Dell President and Chief Executive Officer (Principal Executive Officer)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

    Each person whose signature appears below constitutes and appoints Jeff L. O'Dell and Thomas C. Velin as the undersigned's true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney's-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ JEFF L. O'DELL	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2001
/s/ THOMAS C. VELIN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2001
/s/ THOMAS C. VERBURGT	Chief Technology Officer and Director	March 15, 2001
/s/ MARK R. HARLESS	Chief Engineer and Director	March 15, 2001
/s/ JAMES A. BERNARDS	Director	March 15, 2001
/s/ ROGER E. GOWER	Director	March 15, 2001
/s/ BRAD D. SLYE	Director	March 15, 2001
/s/ MICHAEL W. WRIGHT	Director	March 15, 2001

INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULE

     The Board of Directors and Shareholders
August Technology Corporation:

    Under date of February 14, 2001, we reported on the balance sheets of August Technology Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as included in August Technology Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see Item 14(a)(2)). This financial statement schedule is the responsibility of August Technology Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Minneapolis, Minnesota
February 14, 2001

Schedule II Valuation and Qualifying Accounts

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Description	Date	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts	Year ended December 31, 1998	$5,000	$10,000	$—	$—		$15,000
	Year ended December 31, 1999	15,000	30,715	—	(715)	(a)	45,000
	Year ended December 31, 2000	45,000	220,430	—	(10,430)	(a)	255,000

(a)
Represents write-offs of uncollectible accounts receivable.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended: December 31, 2000	Commission File No.: 000-30637

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
4.1	Instruments defining the rights of security holders, including indentures (reference is made to Exhibits 3.1 and 3.2)
4.2	Form of Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.1	1997 Stock Option Plan, as amended and restated through April 26, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000)**
10.2
International Distributor Agreement between the Company and Marubeni Solutions Corporation dated June 14, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.3
International Distributor Agreement between the Company and Metron Technology B.V. dated September 10, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.4
International Distributor Agreement between the Company and Quasys AG dated September 23, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.5
International Distributor Agreement between the Company and Firfax Systems Ltd. dated September 3, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.6
Executive Employment Contract between the Company and Thomas Velin, Chief Financial Officer, dated September 21, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)**
10.7
Executive Employment Contract between the Company and Donald M. Nutzmann, Vice President, Engineering, dated August 19, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692) **
10.8
Executive Employment Contract between the Company and Mayson Brooks, Vice President, Sales & Marketing, dated May 20, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692) **
10.9
Office Warehouse Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated October 18, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.10
Letter Agreement between the Company and Marquette Capital Bank, N.A., dated November 4, 1999, as amended by Amendment to Letter Agreement dated March 10, 2000, as further amended by Amendment to Letter Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)

10.11
Promissory Note between the Company and Marquette Capital Bank, N.A., dated November 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.12
Lease Agreement between the Company and Duke Realty Minnesota, LLC, dated August 18, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.13
Stock Purchase Warrant between the Company and III-D Capital, LLC, dated July 24, 1998 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.14	August Technology 2000 Annual Award Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)**
10.15
OEM Agreement between the Company and Santok Software Solutions Inc., dated January 26, 2000 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.16
1998 Board of Directors Compensation Plan, adopted by the Board of Directors on October 14, 1998 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)**
10.17	August Technology 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)**
10.18	Guaranty for the benefit of Marquette Capital Bank, N.A., dated November 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.19*	Executive Employment Agreement between the Company and John M. Vasuta, dated May 8, 2000**
10.20*	Executive Employment Agreement between the Company and James K. Nurse, dated August 22, 2000**
10.21*	Executive Employment Agreement between the Company and Albert A. Eliasen, dated October 27, 2000**
10.22*	Amendments to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated March 31, 2000 and July 25, 2000
10.23*	Amendment to Letter Agreement and Promissory Note between the Company and Marquette Capital Bank, N.A., dated August 10, 2000
10.24*	August Technology 2001 Annual Incentive Plan**
21.1*	Subsidiaries of the Company
23.1*	Independent Auditors' Consent

*
Filed herewith

**
Management contract or compensatory plan or arrangement

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
AUGUST TECHNOLOGY CORPORATION FORM 10-K TABLE OF CONTENTS FOR THE YEAR ENDED DECEMBER 31, 2000
PART I
PART II
CAUTIONARY STATEMENTS
AUGUST TECHNOLOGY CORPORATION Index to Financial Statements
INDEPENDENT AUDITORS' REPORT
AUGUST TECHNOLOGY CORPORATION BALANCE SHEETS
AUGUST TECHNOLOGY CORPORATION STATEMENTS OF OPERATIONS
AUGUST TECHNOLOGY CORPORATION STATEMENTS OF SHAREHOLDERS' EQUITY
AUGUST TECHNOLOGY CORPORATION STATEMENTS OF CASH FLOWS
AUGUST TECHNOLOGY CORPORATION NOTES TO FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
Schedule II Valuation and Qualifying Accounts
VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
EXHIBIT INDEX TO FORM 10-K