Form 10-Q
period 2001-03-31
AUGUST TECHNOLOGY CORP
filed 2001-05-10
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-1729485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4900 West 78th Street
Bloomington, MN	55435
(Address of principal executive offices)	(Zip Code)
(952) 820-0080
(Registrant's telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No☐

As of May 8, 2001, there were 12,677,837 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$7,123	$3,103
Short-term investments	21,876	23,604
Accounts receivable, less allowance for doubtful
accounts of $320 and $255, respectively	5,536	6,880
Inventories	8,556	8,256
Prepaid expenses and other current assets	1,237	1,081
Total current assets	44,328	42,924

Property and equipment, net	2,914	2,226
Long-term investments	1,996	2,486
Other assets	227	261
Total assets	$49,465	$47,897

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,098	$2,768
Accrued compensation	1,125	1,240
Accrued liabilities	930	606
Accrued income taxes	658	846
Customer deposits	572	592
Total current liabilities	6,383	6,052

Other non-current liabilities	160	160
Total liabilities	6,543	6,212

Shareholders' equity:
Common stock, $.01 par value, 42,000,000 shares
authorized, 12,650,227 and 12,633,058 shares issued
and outstanding, respectively	127	126
Undesignated capital stock, 3,000,000 shares authorized,
no shares issued or outstanding	-	-
Additional paid-in capital	39,869	39,809
Deferred compensation related to stock options	(278)	(305)
Retained earnings	3,204	2,055
Total shareholders' equity	42,922	41,685
Total liabilities and shareholders' equity	$49,465	$47,897

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net revenues	$10,904	$4,503
Cost of revenues	4,271	1,884
Gross profit	6,633	2,619

Selling, general and administrative expenses	3,177	1,843
Research and development expenses	2,164	1,186
Operating income (loss)	1,292	(410)

Interest income	476	-
Interest expense	-	(41)

Income (loss) before provision for income taxes	1,768	(451)
Provision for income taxes	619	-
Net income (loss)	$1,149	$(451)

Per share amounts:
Basic net income (loss) per share	$0.09	$(0.05)
Diluted net income (loss) per share	$0.09	$(0.05)

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,149	$(451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	182	56
Provision for doubtful accounts	65	26
Amortization of deferred compensation related to stock options	24	21
Changes in operating assets and liabilities:
Accounts receivable	1,279	(231)
Inventories	(300)	(791)
Prepaid expenses and other current assets	(113)	(197)
Accounts payable	330	755
Accrued compensation	(115)	(79)
Accrued liabilities	324	(1)
Accrued income taxes	(157)	(55)
Customer deposits	(20)	281
Net cash provided by (used in) operating activities	2,648	(666)

Cash flows from investing activities:
Proceeds from maturities of securities held to maturity	11,466	-
Purchases of securities held to maturity	(9,248)	-
Purchases of property and equipment	(870)	(432)
Net cash provided by (used in) investing activities	1,348	(432)

Cash flows from financing activities:
Proceeds from issuances of common stock	24	3
Proceeds from short-term debt, net	-	768
Checks issued in excess of bank balance	-	327
Net cash provided by financing activities	24	1,098

Net increase in cash and cash equivalents	4,020	-
Cash and cash equivalents at beginning of period	3,103	-
Cash and cash equivalents at end of period	$7,123	$-

Supplemental cash flow information:
Cash paid for interest	$-	$41
Cash paid for income taxes	$777	$80

Non-cash transactions:
The Company recorded additional paid-in capital related to the
tax benefit of stock options exercised	$31	$-

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(In thousands, except share and per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (the “Company”), the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2001, and the operating results and cash flows for the three months ended March 31, 2001 and 2000.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

Note 2 – Accounts Receivable

          Accounts receivable consisted of the following:

	March 31,	December 31,
	2001	2000
Billed receivables	$5,513	$6,269
Unbilled receivables	343	866
	5,856	7,135
Allowance for doubtful accounts	(320)	(255)
Accounts receivable, net	$5,536	$6,880

Note 3 – Inventories

          Inventories consisted of the following:

	March 31,	December 31,
	2001	2000
Raw materials	$3,519	$3,386
Work in process	782	1,020
Finished goods	4,255	3,850
Inventories	$8,556	$8,256

Note 4 – Shareholders’ Equity

          Changes in shareholders’ equity during the three months ended March 31, 2001 were as follows:

Shareholders' equity balance at December 31, 2000	$41,685
Issuances of common stock in conjunction with
exercises of employee stock options	24
Tax benefit from stock options exercised	31
Issuance of stock options to a nonemployee	9
Amortization of deferred compensation related to stock options	24
Net income	1,149
Shareholders' equity balance at March 31, 2001	$42,922

Note 5 – Net Income (Loss) Per Share

          The following information presents the Company’s computation of basic and diluted net income (loss) per share for the periods presented in the statements of operations.

	Three Months Ended March 31,
	2001	2000
Net income (loss)	$1,149	$(451)

Weighted average common shares:
Basic	12,640,177	9,164,761
Effect of dilutive stock options and warrants	649,448	-
Diluted	13,289,625	9,164,761

Net income (loss) per share:
Basic	$0.09	$(0.05)
Diluted	$0.09	$(0.05)

          The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended March 31, 2001 and 2000 were 327,256 and 1,198,426, respectively.

Note 6 – New Accounting Pronouncement

          SFAS No. 133; Accounting for Derivative Instruments and Hedging Activities became effective for the Company in January 2001.  SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis.  This applies whether the derivatives are stand–alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments.  Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis.  These market value adjustments are to be included either in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction.  The adoption of SFAS No. 133 did not have an effect on the results of operations or financial position of the Company.

Note 7 – Subsequent Events

          On April 19, 2001, the shareholders approved an increase in the number of shares available for issuance under the 1997 Stock Option Plan from 2,250,000 shares to 2,650,000 shares.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations

Overview

          August Technology Corporation (the “Company”) is a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection systems used in the manufacture of semiconductor devices as well as the emerging markets for microelectronic devices including optoelectronics, photonics, micro electro-mechanical structures (MEMS) or other micro machines, micro LCD’s, printheads, data storage, disk drives and other similar devices.  The Company’s NSX series, which incorporates the Company’s proprietary software, automated materials handling capabilities and expertise in machine vision technology automates one of the few remaining manually performed tasks in semiconductor and microelectronic manufacturing.  Typically, manufacturers rely on people using microscopes to detect defects in sample lots which is an inefficient and error-prone inspection process.  The Company’s systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, as well as providing powerful information that manufacturers can use to increase yield and productivity.  The Company has sold these systems worldwide to major semiconductor manufacturers, as well as manufacturing companies serving the microelectronic markets.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

          Net Revenues.  Net revenues increased $6.4 million, or 142.1%, to $10.9 million for the three months ended March 31, 2001, from $4.5 million for the same period in 2000.  The increase in net revenues was due primarily to the continued growth in sales of systems within the NSX series, which increased 145% over the same period in 2000.

          Gross Profit.  Gross profit increased to $6.6 million, or 60.8% of net revenues, for the three months ended March 31, 2001, from $2.6 million, or 58.1% of net revenues, for the same period in 2000.  The increase in gross margin percentage was primarily due to the growth in sales of NSX systems, which have a higher gross margin than the Company’s other products, and a stronger mix of higher margin system sales within the NSX series during the three months ended March 31, 2001.

          Selling, General and Administrative.  Selling, general and administrative expenses are primarily comprised of salaries, related employee benefits and travel. Selling, general and administrative expenses increased $1.3 million, or 72.4%, to $3.2 million, or 29.1% of net revenues, for the three months ended March 31, 2001, from $1.8 million, or 40.9% of net revenues, for the same period in 2000.  The increase in expense dollars was primarily due to the hiring of additional sales and field service personnel and higher travel costs resulting from the Company’s international growth.

          Research and Development.  Research and development expenses consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies. Research and development expenses increased $1.0 million, or 82.4%, to $2.2 million, or 19.8% of net revenues, for the three months ended March 31, 2001, from $1.2 million, or 26.3% of net revenues, for the same period in 2000.  The increase in research and development expense dollars was primarily due to the hiring of additional engineers, and the development of product prototypes as the Company continued to advance the development of new products.

          Interest Income.  Interest income for the three months ended March 31, 2001 was $476,000, as compared to none for the same period in 2000.  The interest income earned during the three months ended March 31, 2001 was the result of investing the net proceeds received from the Company’s initial public offering in June 2000.

          Income Taxes.  The provision for income taxes for the three months ended March 31, 2001 was $619,000, or an effective tax rate of 35.0%, as compared to none for the same period in 2000.  The Company did not record a benefit from income taxes related to the net loss during the three months ended March 31, 2000 due to uncertainty, at that time, as to whether it was more likely than not that the deferred tax assets related to the net loss during the period would be recovered.  Management determined during the second quarter of 2000 that the deferred tax assets would be recovered and, as a result, recognized the tax benefits during the period.

          Cost Management Program.  Due to an overall slowdown in the semiconductor industry, the Company adopted a cost management program in March 2001 that included material cost reductions, a reduction in temporary and contract staff, a decrease in discretionary spending and overtime, and a 10% executive pay cut.  In April 2001, the Company announced a work force reduction affecting approximately 9% of the Company’s employees.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

          As of March 31, 2001 the Company had cash and cash equivalents of $7.1 million, as compared to $3.1 million at December 31, 2000.  The increase in cash and cash equivalents was primarily due to cash flow generated from operating activities and the reinvestment of maturities of short-term investments in cash equivalents.

          As of March 31, 2001 the Company’s working capital increased $1.0 million to $37.9 million, from $36.9 million at December 31, 2000.  The improvement in working capital was primarily due to the cash that was generated from operating activities, partially offset by the decrease in short-term investments.  The Company believes that existing working capital, anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating and capital requirements through the foreseeable future.  However, to the extent the Company grows more rapidly than expected, the Company may need additional cash to finance its operating and investing activities.

Cash Flows

          During the three months ended March 31, 2001, net cash provided by operating activities was $2.6 million, which resulted primarily from decreased accounts receivable and increased accounts payable and other accrued liabilities, partially offset by increased inventory.  Net cash provided by investing activities was $1.3 million, primarily due to $11.5 million of proceeds from maturities of investments, partially offset by $9.2 million of purchased investments and $870,000 for additions to property and equipment.  Net cash provided by financing activities was $24,000 from the proceeds received from exercises of employee stock options.

          During the three months ended March 31, 2000, net cash used in operating activities was $666,000, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and customer deposits.  Net cash used in investing activities was $432,000 for additions to property and equipment.  Net cash provided by financing activities was $1.1 million primarily from $768,000 of increased borrowings under the Company’s line of credit and $327,000 from checks issued in excess of the Company’s bank balance.

Fluctuations in Quarterly Results of Operations

          The Company’s operating results have historically been subject to significant quarterly and annual fluctuations. The Company anticipates that factors affecting future operating results will include the timing of significant orders, the timing of new product announcements and releases by the Company or its competitors, patterns of capital spending by customers, market acceptance of new or enhanced versions of products and pricing changes. In addition, the timing and level of the Company’s research and development expenditures could cause quarterly results to fluctuate. A substantial portion of the Company’s annual revenues comes from sales to a relatively small number of customers. The Company’s revenues and operating results for a period may be affected by the timing of orders received or orders shipped during a period.

Impact of Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133; Accounting for Derivative Instruments and Hedging Activities became effective for the Company in January 2001.  SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis.  This applies whether the derivatives are stand–alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments.  Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis.  These market value adjustments are to be included either in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction.  The adoption of SFAS No. 133 did not have an effect on the results of operations or financial position of the Company.

Cautionary Factors That May Affect Future Results

          Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by the Company from time to time, which are prefaced with words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans” and similar words and other statements of similar sense, are forward-looking statements.  The Company’s forward-looking statements generally relate to its growth strategies, financial results, product development activities and sales efforts.  These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the “Cautionary Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 16, 2001.  These risks and uncertainties could cause actual results to differ materially from those projected or anticipated.  The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Market Risk

          We are exposed to market risk primarily from changes in interest rates and credit risk.  We are not exposed to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

          We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the “Investment Portfolio”).  The entire Investment Portfolio is classified as held to maturity and, accordingly, is recorded on the balance sheet at cost, with the amortization of any purchase discounts or premiums recorded in interest income.  The entire Investment Portfolio is denominated in U.S. dollars.  We do not use derivative financial instruments in the Investment Portfolio.

Credit Risk

          Financial instruments, which potentially subject us to credit risk, consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer.  As of March 31, 2001, 93% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

PART II — OTHER INFORMATION

Item 5.                  Other Information

          In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, Mark Harless, Chief Engineer and a director and founder of the Company, and Thomas Verburgt, Chief Technology Officer and a director and founder of the Company, have adopted trading plans to provide for an orderly disposition, for estate planning purposes, of a portion of their holdings of the Company’s Common Stock.  Each of Mr. Harless and Mr. Verburgt developed their plans separately, and the plans do not attempt to coordinate sales by Mr. Harless and Mr. Verburgt in any way.  Mr. Harless’s plan provides for the sale of up to 200,000 shares (up to 50,000 shares each quarter) over a term of one year, subject to a price limit.  Mr. Verburgt’s plan provides for the sale of up to 120,000 shares (up to 30,000 shares each quarter) over a term of one year, subject to certain price limits.  As of April 30, 2001, Mr. Harless beneficially owned 1,867,315 shares (14.7%) of the Company’s Common Stock and Mr. Verburgt beneficially owned 1,114,075 shares (8.8%) of the Company’s Common Stock.

Item 6.                  Exhibits and Reports on Form 8-K

(a)	Exhibits:
None.
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: May 9, 2001	By: /s/ JEFF L. O’DELL
Jeff L. O’Dell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2001	By: /s/ THOMAS C. VELIN
Thomas C. Velin
Chief Financial Officer
(Principal Financial and Accounting Officer)