Form 10-Q
period 2001-06-30
AUGUST TECHNOLOGY CORP
filed 2001-08-09
CIK 1063527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 6, 2001, there were 12,764,517 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION
TABLE OF CONTENTS

AUGUST TECHNOLOGY CORPORATION
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$5,438	$3,103
Short-term investments	23,194	23,604
Accounts receivable, net	7,403	6,880
Inventories	7,997	8,256
Prepaid expenses and other current assets	1,460	1,081

Total current assets	45,492	42,924
Property and equipment, net	3,123	2,226
Long-term investments	—	2,486
Other assets	204	261

Total assets	$48,819	$47,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,359	$2,768
Accrued compensation	934	1,240
Accrued liabilities	887	606
Accrued income taxes	—	846
Customer deposits	409	592

Total current liabilities	4,589	6,052
Other non-current liabilities	160	160

Total liabilities	4,749	6,212

Shareholders' equity:
Common stock, $.01 par value, 42,000,000 shares authorized, 12,731,804 and 12,633,058 shares issued and outstanding, respectively	127	126
Undesignated capital stock, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	40,379	39,809
Deferred compensation related to stock options	(249)	(305)
Retained earnings	3,821	2,055
Accumulated other comprehensive loss	(8)	—

Total shareholders' equity	44,070	41,685

Total liabilities and shareholders' equity	$48,819	$47,897

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues	$10,155	$7,696	$21,059	$12,199
Cost of revenues	3,923	3,094	8,194	4,978

Gross profit	6,232	4,602	12,865	7,221
Selling, general and administrative expenses	3,071	2,218	6,248	4,061
Research and development expenses	2,176	1,858	4,340	3,045
Non-recurring expenses	432	—	432	—

Operating income	553	526	1,845	115
Interest income	371	64	847	64
Interest expense	—	(59)	—	(100)
Other expense	(17)	—	(17)	—

Income before provision for income taxes	907	531	2,675	79
Provision for income taxes	290	26	909	26

Net income	$617	$505	$1,766	$53

Per share amounts:
Basic net income per share	$0.05	$0.05	$0.14	$0.01
Diluted net income per share	$0.05	$0.05	$0.13	$0.01

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$1,766	$53
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	405	129
Provision for doubtful accounts	114	45
Amortization of deferred compensation related to stock options	47	54
Issuance of stock options to nonemployees	18	33
Loss on disposition of assets	17	—
Changes in operating assets and liabilities:
Accounts receivable	(637)	(2,915)
Inventories	259	(3,145)
Prepaid expenses and other current assets	(322)	(432)
Accounts payable	(409)	3,053
Accrued compensation	(306)	78
Accrued liabilities	281	190
Accrued income taxes	(591)	(11)
Customer deposits	(183)	1,115

Net cash provided by (used in) operating activities	459	(1,753)

Cash flows from investing activities:
Proceeds from maturities of securities held to maturity	31,712	—
Purchases of securities held to maturity	(28,816)	(8,418)
Purchases of property and equipment	(1,321)	(797)
Investment in other assets	—	(106)

Net cash provided by (used in) investing activities	1,575	(9,321)

Cash flows from financing activities:
Net proceeds from issuances of common stock	307	36,165
Net payments of short-term debt	—	(1,223)
Checks issued in excess of bank balance	—	(255)

Net cash provided by financing activities	307	34,687

Effect of exchange rates on cash and cash equivalents	(6)	—

Net increase in cash and cash equivalents	2,335	23,613
Cash and cash equivalents at beginning of period	3,103	—

Cash and cash equivalents at end of period	$5,438	$23,613

Supplemental cash flow information:
Cash paid for interest	$—	$100
Cash paid for income taxes	$1,877	$80
Non-cash transactions:
Additional paid-in capital related to the tax benefit of stock options exercised	$255	$—

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(In thousands, except per share amounts)
(Unaudited)

Note 1—Basis of Presentation

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial position at June 30, 2001, and the operating results and cash flows for the six months ended June 30, 2001 and 2000. The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

Note 2—Accounts Receivable

    Accounts receivable consisted of the following:

	June 30, 2001	December 31, 2000
Billed receivables	$7,055	$6,269
Unbilled receivables	717	866

	7,772	7,135
Allowance for doubtful accounts	(369)	(255)

Accounts receivable, net	$7,403	$6,880

Note 3—Inventories

    Inventories consisted of the following:

	June 30, 2001	December 31, 2000
Raw materials	$3,444	$3,386
Work in process	972	1,020
Finished goods	3,581	3,850

Inventories	$7,997	$8,256

Note 4—Shareholders' Equity

    Changes in shareholders' equity during the six months ended June 30, 2001 were as follows:

Shareholders' equity balance at December 31, 2000	$41,685
Issuances of common stock in conjunction with:
Exercises of employee stock options	156
Employee stock purchase plan	151
Tax benefit from stock options exercised	255
Issuance of stock options to a nonemployee	18
Amortization of deferred compensation related to stock options	47
Comprehensive income	1,758

Shareholders' equity balance at June 30, 2001	$44,070

Note 5—Net Income Per Share

    The following information presents the Company's computation of basic and diluted net income per share for the periods presented in the statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$617	$505	$1,766	$53

Weighted average common shares:
Basic	12,687	9,837	12,664	9,501
Effect of dilutive stock options and warrants	614	767	636	749

Diluted	$13,301	$10,604	$13,300	$10,250

Net income per share:
Basic	$0.05	$0.05	$0.14	$0.01
Diluted	$0.05	$0.05	$0.13	$0.01

    The total weighted average number of stock options excluded from the calculation of potentially dilutive securities due to the exercise price exceeding the average market price for the three months ended June 30, 2001 and 2000 were 460 and 1, respectively, and for the six months ended June 30, 2001 and 2000 were 439 and 49, respectively.

Note 6—Comprehensive Income

    In addition to net income, the only item that the Company currently records as comprehensive income or loss is the foreign currency translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. The following table presents information about the Company's comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$617	$505	$1,766	$53
Other comprehensive loss:
Foreign currency translation adjustment	(8)	—	(8)	—

Comprehensive income	$609	$505	$1,758	$53

Note 7—New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141; Business Combinations, and SFAS No. 142; Goodwill and Other Intangible Assets, which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company does not expect that SFAS No. 141 and SFAS No. 142 will have a material effect on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    August Technology Corporation (the "Company") is a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection systems used in the manufacture of semiconductor devices as well as the emerging markets for microelectronic devices including optoelectronics, photonics, micro electro-mechanical structures (MEMS) or other micro machines, micro LCD's, printheads, data storage, disk drives and other similar devices. The Company's NSX series, which incorporates the Company's proprietary software, automated materials handling capabilities and expertise in machine vision technology automates one of the few remaining manually performed tasks in semiconductor and microelectronic manufacturing. Typically, manufacturers rely on people using microscopes to detect defects in sample lots which is an inefficient and error-prone inspection process. The Company's systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, as well as providing powerful information that manufacturers can use to increase yield and productivity. The Company's CV series includes cassette verification systems that utilize the Company's expertise in machine vision technology and proprietary software to identify out-of-tolerance wafer cassettes and thereby decrease wafer damage and improve yield. The Company also recently released YieldPilot, which provides customers with the ability to improve their processes and enhance their yields by extracting and managing the information that is generated by the NSX. The Company has sold these systems worldwide to major semiconductor manufacturers, as well as manufacturing companies serving the microelectronic markets.

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

Results of Operations

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

    Net Revenues. Net revenues for the three months ended June 30, 2001 increased $2.5 million, or 31.9%, to $10.2 million, from $7.7 million for the same period in 2000.The increase in net revenues was due to growth in sales of systems in both the NSX and CV series, and the introduction of YieldPilot during the quarter.

    Gross Profit. Gross profit increased to $6.2 million, or 61.4% of net revenues, for the three months ended June 30, 2001, from $4.6 million, or 59.8% of net revenues, for the same period in 2000. The increase in gross margin percentage was due to a stronger mix of higher margin system sales within the NSX series, an increase in direct sales to international customers, rather than through distributors, and the introduction of YieldPilot, which has a higher gross margin than the Company's other products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs. Selling, general and administrative expenses increased $853,000, or 38.5%, to $3.1 million, or 30.2% of net revenues, for the three months ended June 30, 2001, from $2.2 million, or 28.8% of net revenues, for the same period in 2000. The increase in selling, general and administrative expenses was primarily due to the hiring of additional sales, field service and administrative employees during the last three quarters of 2000 to support our domestic and international growth.

    Research and Development Expenses. Research and development expenses consist primarily of employee salaries and related benefits, and consulting fees for individuals engaged in the research, design and development of new products. Research and development expenses increased $319,000, or 17.2%, to $2.2 million, or 21.4% of net revenues, for the three months ended June 30, 2001, from

$1.9 million, or 24.1% of net revenues, for the same period in 2000. The increase in research and development expense dollars was primarily due to the hiring of additional engineers during the last three quarters of 2000 to advance the development of new products, partially offset by a decrease in fees and expenses related to recruiting and hiring new employees due to a reduction in hiring in the second quarter of 2001 as compared to the same period in 2000.

    Non-recurring Expenses. Non-recurring expenses of $432,000 includes $84,000 of employee severance costs related to a reduction in work force implemented in late April and $348,000 of expenses related to the termination of the Company's distributor agreement in Taiwan, as a result of the Company's decision to sell directly to customers in Taiwan.

    Interest Income. Interest income for the three months ended June 30, 2001 was $371,000, as compared to $64,000 for the same period in 2000. The interest income earned during the three months ended June 30, 2001 and 2000 was the result of investing the net proceeds received from the Company's initial public offering in June 2000 (the "IPO").

    Income Taxes. The provision for income taxes for the three months ended June 30, 2001 was $290,000, or an effective tax rate of 32.0%, as compared to a provision for income taxes of $26,000, or an effective tax rate of 4.9%, for the same period in 2000. The low effective tax rate in 2000, compared to the federal statutory rate of 35% plus state and local taxes, is due to the reversal, during the second quarter of 2000, of the valuation allowance that was recorded against the entire tax benefit of the Company's operating loss during the first quarter of 2000.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

    Net Revenues. Net revenues increased $8.9 million, or 72.6%, to $21.1 million for the six months ended June 30, 2001, from $12.2 million for the same period in 2000. The increase in net revenues was primarily due to growth in sales of systems within the NSX series.

    Gross Profit. Gross profit increased to $12.9 million, or 61.1% of net revenues, for the six months ended June 30, 2001, from $7.2 million, or 59.2% of net revenues, for the same period in 2000. The increase in gross margin percentage was due to growth in sales of NSX systems and the introduction of YieldPilot, both of which have a higher gross margin than the Company's other products, and a stronger mix of higher margin system sales within the NSX series.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 53.9%, to $6.2 million, or 29.7% of net revenues, for the six months ended June 30, 2001, from $4.1 million, or 33.3% of net revenues, for the same period in 2000. The increase in expense dollars was primarily due to the hiring of additional sales, field service and administrative personnel to support our domestic and international growth and higher travel costs to support the increased number of systems in Europe and Asia.

    Research and Development Expenses. Research and development expenses increased $1.3 million, or 42.6%, to $4.3 million, or 20.6% of net revenues, for the six months ended June 30, 2001, from $3.0 million, or 25.0% of net revenues, for the same period in 2000. The increase in research and development expense dollars was primarily due to the hiring of additional engineers during the last three quarters of 2000 and the use of outside contractors to advance the development of new products, partially offset by a decrease in fees and expenses related to recruiting and hiring new employees due to a reduction in hiring in 2001 as compared to the same period in 2000.

    Non-recurring Expenses. Non-recurring expenses of $432,000 includes $84,000 of employee severance costs related to a reduction in work force implemented in late April and $348,000 of expenses related to the termination of the Company's distributor agreement in Taiwan, as a result of the Company's decision to sell directly to customers in Taiwan.

    Interest Income. Interest income for the six months ended June 30, 2001 was $847,000, as compared to $64,000 for the same period in 2000. The interest income earned during the six months ended June 30, 2001 and 2000 was the result of investing the net proceeds received from the IPO.

    Income Taxes. The provision for income taxes for the six months ended June 30, 2001 was $909,000, or an effective tax rate of 34.0%, as compared to a provision for income taxes of $26,000, or an effective tax rate of 33.0%, for the same period in 2000.

Liquidity and Capital Resources

    As of June 30, 2001 the Company had cash and cash equivalents of $5.4 million, as compared to $3.1 million at December 31, 2000. The increase in cash and cash equivalents was primarily due to the reinvestment of maturities of long-term investments in cash equivalents and cash flow generated from operating activities.

    Net cash provided by operating activities for the six months ended June 30, 2001 was $459,000, which resulted primarily from net income and non-cash charges, partially offset by increased accounts receivable and decreased accounts payable and accrued income taxes. Net cash provided by investing activities was $1.6 million, primarily due to $31.7 million of proceeds from maturities of investments, partially offset by $28.8 million of purchased investments and the purchase of $1.3 million of property and equipment. Net cash provided by financing activities was $307,000 from the proceeds received from the exercises of employee stock options and the employee stock purchase plan.

    Net cash used in operating activities for the six months ended June 30, 2000 was $1.8 million, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and customer deposits. Net cash used in investing activities was $9.3 million, including $8.4 million used to purchase investments and $797,000 used for additions to property and equipment. Net cash provided by financing activities was $34.7 million, including $36.1 million of net proceeds received from the sale of 3,300,000 shares of common stock in the IPO, partially offset by the re-payment of $1.2 million of debt.

    Working capital increased to $40.9 million as of June 30, 2001, from $36.9 million at December 31, 2000. The Company believes that existing working capital, anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating and capital requirements through the foreseeable future. However, to the extent the Company grows more rapidly than expected, the Company may need additional cash to finance its operating and investing activities.

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

Impact of Accounting Standards

    In July 2001, the FASB issued SFAS No. 141; Business Combinations, and SFAS No. 142; Goodwill and Other Intangible Assets, which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company does not expect that SFAS No. 141 and SFAS No. 142 will have a material effect on its financial statements.

Cautionary Factors That May Affect Future Results

    Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects", "anticipates", "believes", "projects", "intends", "plans" and similar words and other statements of similar sense, are forward-looking statements. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development activities and sales efforts. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the "Cautionary Statements" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 16, 2001. These risks and uncertainties could cause actual results to differ materially from those projected or anticipated. The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market Risk

    The Company is exposed to market risk primarily from changes in interest rates and credit risk. The Company is not exposed to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

    The Company is exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the "Investment Portfolio"). The entire Investment Portfolio is classified as held to maturity and, accordingly, is recorded on the balance sheet at cost, with the amortization of any purchase discounts or premiums recorded in interest income. The entire Investment Portfolio is denominated in U.S. dollars. The Company does not use derivative financial instruments in the Investment Portfolio.

Credit Risk

    Financial instruments, which potentially subject the Company to credit risk, consist principally of securities in the Investment Portfolio and trade receivables. The Company limits credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. As of June 30, 2001, 100% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. The Company limits credit risk associated with trade receivables by performing ongoing credit evaluations and believes that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on April 19, 2001 at the Marquette Hotel, 710 Marquette Avenue, Minneapolis, Minnesota. Of the 12,641,647 shares of Common Stock outstanding as of February 21, 2001 (the record date) 11,771,167 shares (93%) were present or represented by proxy at the meeting.

  1.
  The shareholders approved the Board of Director's recommendation for setting the number of directors at seven. This proposal received 11,766,700 votes for and 3,555 votes against, with 912 votes abstaining.

  2.
  The shareholders elected all nominees for Class I Director, pursuant to the following votes:

	Votes For	Votes Withheld
Jeff L. O'Dell	10,833,088	938,079
Michael W. Wright	11,323,558	447,609

    The terms of Mark R. Harless, Thomas C. Verburgt, James A. Bernards, Roger E. Gower and Brad D. Slye, as directors of the Company in Class II and III, were not subject to reelection at this meeting and thus their terms continued after the meeting.

  3.
  The shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 2,250,000 to 2,650,000 shares.This proposal received 10,519,269 votes for and 1,139,136 votes against, with 112,762 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K

      (a)
      Exhibits:

          10.1  1997 Stock Option Plan as Amended and Restated Through April 20, 2001

      (b)
      Reports on Form 8-K:

          Current report on Form 8-K dated May 30, 2001 and filed June 21, 2001 was filed pursuant to Item 5 (Other Events) to report the adoption of a trading plan, in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934, by Jeff O'Dell, the Company's Chief Executive Officer.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION
Date: August 7, 2001	By:	/s/ JEFF L. O'DELL Jeff L. O'Dell Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2001	By:	/s/ THOMAS C. VELIN Thomas C. Velin Chief Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:	Commission File No.: 000-30637
June 30, 2001

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description
10.1	1997 Stock Option Plan as Amended and Restated Through April 20, 2001

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES