Form 10-Q
period 2001-09-30
AUGUST TECHNOLOGY CORP
filed 2001-11-07
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐

As of November 5, 2001, there were 12,793,689 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I         FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$1,083	$3,103
Short-term investments	27,090	23,604
Accounts receivable, net	3,199	6,880
Inventories	8,981	8,256
Prepaid expenses and other current assets	2,815	1,081
Total current assets	43,168	42,924

Property and equipment, net	3,814	2,226
Long-term investments	-	2,486
Other assets	175	261
Total assets	$47,157	$47,897

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,796	$2,768
Accrued compensation	928	1,240
Accrued liabilities	908	606
Accrued income taxes	-	846
Customer deposits	311	592
Total current liabilities	3,943	6,052

Other non-current liabilities	160	160
Total liabilities	4,103	6,212

Shareholders' equity:
Common stock, no par value, 42,000,000 shares authorized, 12,792,766 and 12,633,058 shares issued and outstanding, respectively	40,831	39,935
Undesignated capital stock, 3,000,000 shares authorized, no shares issued or outstanding	-	-
Deferred compensation related to stock options	(217)	(305)
Retained earnings	2,443	2,055
Accumulated other comprehensive loss	(3)	-
Total shareholders' equity	43,054	41,685
Total liabilities and shareholders' equity	$47,157	$47,897

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net revenues	$3,253	$8,990	$24,312	$21,189
Cost of revenues	1,494	3,519	9,688	8,497
Gross profit	1,759	5,471	14,624	12,692

Selling, general and administrative expenses	2,691	2,845	8,939	6,906
Research and development expenses	1,809	1,876	6,149	4,921
Non-recurring expenses	-	-	432	-
Operating income (loss)	(2,741)	750	(896)	865

Interest income	330	527	1,177	591
Interest expense	-	-	-	(100)
Other expense	-	-	(17)	-

Income (loss) before provision for (benefit from) income taxes	(2,411)	1,277	264	1,356
Provision for (benefit from) income taxes	(1,033)	396	(124)	422
Net income (loss)	$(1,378)	$881	$388	$934

Per share amounts:
Basic net income (loss) per share	$(0.11)	$0.07	$0.03	$0.09
Diluted net income (loss) per share	$(0.11)	$0.07	$0.03	$0.08

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$388	$934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	637	240
Provision for doubtful accounts	136	77
Amortization of deferred compensation related to stock options	70	75
Loss on disposition of assets	17	-
Issuance of stock options to nonemployees	8	39
Accrued lease obligation	-	106
Deferred income taxes	-	(22)
Changes in operating assets and liabilities:
Accounts receivable	3,545	(3,171)
Inventories	(725)	(5,704)
Prepaid expenses and other current assets	(1,448)	(797)
Accounts payable	(972)	2,683
Accrued compensation	(312)	328
Accrued liabilities	302	345
Accrued income taxes	(591)	373
Customer deposits	(281)	462
Net cash provided by (used in) operating activities	774	(4,032)

Cash flows from investing activities:
Purchases of securities held to maturity	(43,966)	(38,576)
Proceeds from maturities of securities held to maturity	42,966	16,032
Purchases of property and equipment	(2,242)	(1,318)
Investment in other assets	-	(106)
Net cash used in investing activities	(3,242)	(23,968)

Cash flows from financing activities:
Net proceeds from issuances of common stock	451	35,970
Net payments of short-term debt	-	(1,223)
Checks issued in excess of bank balance	-	(255)
Net cash provided by financing activities	451	34,492

Effect of exchange rates on cash and cash equivalents	(3)	-

Net increase (decrease) in cash and cash equivalents	(2,020)	6,492
Cash and cash equivalents at beginning of period	3,103	-
Cash and cash equivalents at end of period	$1,083	$6,492

Supplemental cash flow information:
Cash paid for interest	$-	$100
Cash paid for income taxes, net of refunds	$2,005	$78

See accompanying notes to financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at September 30, 2001, and the operating results and cash flows for the nine months ended September 30, 2001 and 2000.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

Note 2 – Accounts Receivable

    Accounts receivable consisted of the following:

	September 30,	December 31,
	2001	2000

Billed receivables	$3,261	$6,269
Unbilled receivables	329	866
	3,590	7,135
Allowance for doubtful accounts	(391)	(255)
Accounts receivable, net	$3,199	$6,880

Note 3 – Inventories

    Inventories consisted of the following:

	September 30,	December 31,
	2001	2000

Raw materials	$3,990	$3,386
Work in process	1,045	1,020
Finished goods	3,946	3,850
Inventories	$8,981	$8,256

Note 4 – Shareholders’ Equity

Changes in shareholders’ equity during the nine months ended September 30, 2001 were as follows:

Shareholders' equity balance at December 31, 2000	$41,685
Issuances of common stock in conjunction with:
Exercises of employee stock options	300
Employee stock purchase plan	151
Tax benefit from stock options exercised	455
Issuance of stock options to a nonemployee	8
Amortization of deferred compensation related to stock options	70
Comprehensive income	385
Shareholders' equity balance at September 30, 2001	$43,054

  In connection with a review of the Company's Articles of Incorporation and all amendments thereto, the Company concluded that the balance sheet required a reclassification within shareholders’ equity to eliminate the concept of par value.  This presentation most accurately reflects the Company’s Articles of Incorporation, which provide a par value of $0.01 per share solely for the purpose of a statute or rule imposing a tax or fee based upon the capitalization of the Company.

Note 5 – Net Income (Loss) Per Share

The following information presents the computation of basic and diluted net income (loss) per share for the periods presented in the statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(1,378)	$881	$388	$934

Weighted average common shares:
Basic	12,768	12,591	12,698	10,531
Effect of dilutive stock options and warrants	-	730	616	738
Diluted	12,768	13,321	13,314	11,269

Net income (loss) per share:
Basic	$(0.11)	$0.07	$0.03	$0.09
Diluted	$(0.11)	$0.07	$0.03	$0.08

    The total weighted average number of stock options excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended September 30, 2001 and 2000 were 588 and 23, respectively, and for the nine months ended September 30, 2001 and 2000 were 352 and 89, respectively.

Note 6 – Comprehensive Income (Loss)

    In addition to net income (loss), the only item that the Company currently records as comprehensive income or loss is the foreign currency translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company’s foreign operations.  The following table presents information about the Company’s comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(1,378)	$881	$388	$934
Other comprehensive income (loss):
Foreign currency translation adjustment	5	-	(3)	-
Comprehensive income (loss)	$(1,373)	$881	$385	$934

Note 7 – New Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144; Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

    SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30; Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  The Company plans to adopt the provisions of SFAS No. 144 effective January 1, 2002.  The Company does not expect that SFAS No. 144 will have a material effect on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                August Technology Corporation (the “Company”) is a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection systems used in the manufacture of semiconductor devices as well as the emerging markets for microelectronic devices including optoelectronics, photonics, micro electro-mechanical structures (MEMS) or other micro machines, micro LCD’s, printheads, data storage, disk drives and other similar devices.  The Company’s systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, while providing powerful information that manufacturers can use to increase yield and productivity.  The Company has sold these systems worldwide to major semiconductor manufacturers, as well as manufacturing companies serving the microelectronic markets.

                The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

Results of Operations

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

                Net Revenues.  Net revenues for the three months ended September 30, 2001 decreased $5.7 million, or 63.8%, to $3.3 million, from $9.0 million for the same period in 2000.  The decrease in net revenues was primarily due to a decline in capital spending by semiconductor and microelectronic device manufacturers.  This decline is the result of the continued worldwide slowdown in demand for these products.

                Gross Profit.  Gross profit decreased to $1.8 million, or 54.1% of net revenues, for the three months ended September 30, 2001, from $5.5 million, or 60.9% of net revenues, for the same period in 2000.  The decrease in gross margin percentage was primarily the result of the Company’s fixed and variable manufacturing expenses not decreasing at the same rate as the decline in revenue.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee salaries and related benefits, occupancy related costs, travel and tradeshow expenses.  Selling, general and administrative expenses decreased $154,000, or 5.4%, to $2.7 million, or 82.7% of net revenues, for the three months ended September 30, 2001, from $2.8 million, or 31.6% of net revenues, for the same period in 2000.  The increase as a percentage of net revenues was due to the decrease in net revenues. The decrease in absolute dollars was primarily due to cost cutting initiatives that focused on reductions in discretionary and compensation expenditures (the “Cost Cutting Initiatives”), as well as, lower variable expenses due to the decrease in the number of shipments during the third quarter of 2001.  These reductions were partially offset by salaries related to sales and customer service employees hired during the second half of 2000.

                Research and Development Expenses.  Research and development expenses consist primarily of employee salaries and related benefits, and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses decreased $67,000, or 3.6%, to $1.8 million, or 55.6% of net revenues, for the three months ended September 30, 2001, from $1.9 million, or 20.9% of net revenues, for the same period in 2000.  The increase as a percentage of net revenues was due to the decrease in net revenues.  The decrease in absolute dollars was primarily due to the Cost Cutting Initiatives, partially offset by the hiring of additional engineers subsequent to the beginning of the third quarter of 2000.

                Interest Income.  Interest income for the three months ended September 30, 2001 was $330,000, as compared to $527,000 for the same period in 2000.  The decrease in interest income is due to lower rates of return earned on investment balances.

                Income Taxes.  The benefit from income taxes for the three months ended September 30, 2001 was $1.0 million, or an effective tax rate of 42.9%, as compared to a provision for income taxes of $396,000, or an effective tax rate of 31.0%, for the same period in 2000.  The high effective rate during the third quarter of 2001, as compared to the federal statutory rate of 34% plus state and local taxes, is due to the relative size of certain tax credits that will be earned during 2001 in proportion to the expected level of income before taxes in 2001.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

                Net Revenues.   Net revenues increased $3.1 million, or 14.7%, to $24.3 million for the nine months ended September 30, 2001, from $21.2 million for the same period in 2000.  The increase in net revenues was primarily due to growth in sales of systems within the NSX series during the first half of 2001, partially offset by lower net revenues during the third quarter of 2001 as compared to the same period in 2000.

                Gross Profit.   Gross profit increased to $14.6 million, or 60.2% of net revenues, for the nine months ended September 30, 2001, from $12.7 million, or 59.9% of net revenues, for the same period in 2000.  The increase in gross margin percentage was due to growth in sales of NSX systems during the first half of 2001 and the introduction of YieldPilot, both of which have a higher gross margin than the Company’s other products, and a stronger mix of higher margin system sales within the NSX series, partially offset by the lower gross margins in the third quarter of 2001 due to the Company’s fixed and variable manufacturing expenses not decreasing at the same rate as the decline in revenue during this period.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.0 million, or 29.4%, to $8.9 million, or 36.8% of net revenues, for the nine months ended September 30, 2001, from $6.9 million, or 32.6% of net revenues, for the same period in 2000.  The increase was primarily due to the hiring of additional sales, field service and administrative personnel to support our domestic and international growth in 2000 and the first half of 2001, partially offset by the decrease in expenses realized from the Cost Cutting Initiatives.

                Research and Development Expenses.  Research and development expenses increased $1.2 million, or 25.0%, to $6.1 million, or 25.3% of net revenues, for the nine months ended September 30, 2001, from $4.9 million, or 23.2% of net revenues, for the same period in 2000.  The increase in research and development expenses was primarily due to the hiring of additional engineers during the last three quarters of 2000 and the use of outside contractors to advance the development of new products.  The increase in expenses was partially offset by a decrease in costs related to recruiting and hiring new employees, due to a reduction in hiring in 2001, and a reduction in expenses realized from the Cost Cutting Initiatives.

                Non-recurring Expenses.  Non-recurring expenses of $432,000 includes $84,000 of employee severance costs related to a reduction in work force implemented in late April and $348,000 of expenses related to the termination of the Company’s distributor agreement in Taiwan, as a result of the Company’s decision to sell directly to customers in Taiwan.

                Interest Income.  Interest income for the nine months ended September 30, 2001 was $1.2 million, as compared to $591,000 for the same period in 2000.  The interest income earned during the nine months ended September 30, 2001 and 2000 was the result of investing the net proceeds received from the Company’s initial public offering (the “IPO”) in June 2000.

                Income Taxes.  The benefit from income taxes for the nine months ended September 30, 2001 was $124,000, or an effective tax rate of 47.0%, as compared to a provision for income taxes of $422,000, or an effective tax rate of 31.1%, for the same period in 2000.  The high effective rate in 2001, as compared to the federal statutory rate of 34% plus state and local taxes, is due to the relative size of certain tax credits that will be earned during 2001 in proportion to the expected level of income before taxes in 2001.

Liquidity and Capital Resources

                As of September 30, 2001 the Company had cash and cash equivalents of $1.1 million, as compared to $3.1 million at December 31, 2000.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $774,000, which resulted primarily from decreased accounts receivable, partially offset by increased prepaid expenses and other current assets and inventories, and decreased accounts payable and accrued income taxes.  Net cash used in investing activities was $3.2 million, due to $1.0 million of net purchases of investments and $2.2 million of purchases of property and equipment.  Net cash provided by financing activities was $451,000 from the proceeds received from issuances of common stock.

                Net cash used in operating activities for the nine months ended September 30, 2000 was $4.0 million, which resulted primarily from increased accounts receivable and inventories, partially offset by increased accounts payable and accrued liabilities.  Net cash used in investing activities was $24.0 million, including $22.5 million of net purchases of investments and $1.3 million used for additions to property and equipment.  Net cash provided by financing activities was $34.5 million, including $35.9 million of net proceeds received from the sale of 3,300,000 shares of common stock in the IPO, partially offset by the re-payment of $1.2 million of debt.

Working capital increased to $39.2 million as of September 30, 2001, from $36.9 million at December 31, 2000.  The Company believes that existing working capital, anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating and capital requirements through the foreseeable future.  However, to the extent the current slowdown in the microelectronics industries and global economy continue for an extended period of time or the Company grows more rapidly than expected, the Company may need additional cash to finance its operating and investing activities.

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

                In August 2001, the FASB issued SFAS No. 144; Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

                SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30; Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  The Company plans to adopt the provisions of SFAS No. 144 effective January 1, 2002.  The Company does not expect that SFAS No. 144 will have a material effect on its financial statements.

Cautionary Factors That May Affect Future Results

                Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by the Company from time to time, which are prefaced with words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans” and similar words and other statements of similar sense, are forward-looking statements.  The Company’s forward-looking statements generally relate to its growth strategies, financial results, product development activities and sales efforts.  These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the “Cautionary Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 16, 2001.  The Company’s forward-looking statements are also subject to potential risks of acts or threats of terrorism both domestically and internationally.  The terrorist attack on September 11, 2001 adversely affected Company operations primarily by preventing or delaying travel plans.  Additional acts of terrorism, or military or political responses to terrorism, in the U.S. and internationally could cause further travel disruption or political or economic instability that could materially alter or affect sales, orders, or other financial results of the Company in the upcoming months.  These risks to sales, orders, and other financial results are potentially increased due to the current conditions of the microelectronics industries and related markets.  The risks and uncertainties described here and in the Company’s Form 10-K could cause actual results to differ materially from those projected or anticipated.  The Company disclaims any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Market Risk

                The Company is exposed to market risk primarily from changes in interest rates and credit risk.  The Company does not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

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

Credit Risk

                Financial instruments, which potentially subject the Company to credit risk, consist principally of securities in the Investment Portfolio and trade receivables.  The Company limits credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer.  As of September 30, 2001, 98% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  The Company limits credit risk associated with trade receivables by performing ongoing credit evaluations and believes that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

PART II -- OTHER INFORMATION

Item 5.                    Other Information

                Item 5 of the Company’s Form 10-Q for the quarter ended March 31, 2001 stated that Thomas Verburgt, Chief Technology Officer and a director and founder of the Company, had adopted a trading plan under Rule 10b5-1 which provides for the sale of up to 120,000 shares over a one-year term, subject to certain price limits.  The March 31, 2001 Form 10-Q incorrectly reported that Mr. Verburgt’s plan provided for sales of up to 30,000 shares per quarter.  The plan actually provides for sales of up to 30,000 shares per month, provided certain price requirements are satisfied.

Item 6.                    Exhibits and Reports on Form 8-K

                                (a)           Exhibits:

None.

                                (b)           Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: November 6, 2001	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2001	By:	/s/ THOMAS C. VELIN
Thomas C. Velin
Chief Financial Officer
(Principal Financial and Accounting Officer)