Form 10-K
period 2001-12-31
AUGUST TECHNOLOGY CORP
filed 2002-03-15
CIK 1063527

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-1729485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 West 78th Street
Bloomington, MN	55435
(Address of principal executive offices)	(Zip Code)

(952) 820-0080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ☐

      The aggregate market value of voting stock held by nonaffiliates of the Registrant was $62,962,930 as of February 28, 2002.

      The number of shares of Common Stock, no par value, outstanding as of February 28, 2002 was 12,825,219.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Part III.

AUGUST TECHNOLOGY CORPORATION

FORM 10-K

TABLE OF CONTENTS

For the Year Ended December 31, 2001

PART I

Item 1.     Business

Introduction

      August Technology serves microelectronics device manufacturing industries with tools that enable manufacturers to bring new products to market faster and with less cost. As a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection and metrology systems, we make it possible for microelectronic device manufacturers to more effectively meet the needs of the high technology communication, transportation, entertainment, productivity and security markets. The flexibility of our tools has allowed us to successfully serve the semiconductor manufacturing market while concurrently providing effective solutions for high growth markets such as optoelectronics, photonics, micro electromechanical systems (MEMS), data storage and micro displays. Microelectronic devices processed through our systems can be found in consumer products such as personal computers and computer peripherals, cell phones, personal digital assistants (PDAs), set-top boxes, electronic games, security systems, automobiles and throughout the communications infrastructure in electrical, optical and wireless networks.

      In 1997, the introduction and subsequent adoption of our NSX Series of automated wafer inspection systems created a new market for automated visual inspection (AVI) providing device manufacturers with a product characterization solution that has the performance and flexibility to seamlessly provide critical process information throughout the manufacturing process. This information enables manufacturers to make process improvements and filter out defective products with minimal impact on the manufacturing cycle time.

      We continued to enhance our product offering in 2001 with the introduction of the 3Di Series of automated inspection and metrology systems. The 3Di Series again expanded the AVI market as the first high throughput two dimensional (2D) and three dimensional (3D) metrology and defect inspection tools specifically designed for the latest and most advanced microelectronic device packaging processes, including flip-chip wafer bumping. We further enhanced our inspection solutions by introducing our YieldPilot defect review and process analysis package that allows manufacturers to streamline their inspection process and effectively convert inspection and metrology data into useful information for process control.

Our Market

      Microelectronic device manufacturers are continually challenged to meet the price and performance demands placed on them by the end-user markets. To meet these demands, manufacturers must continually accelerate time to market, reduce manufacturing cost and improve device performance. Changes driven by these demands include the implementation of 300mm wafer processing, process automation and integration as well as new process technologies such as advanced packaging and interconnects (including wafer bumping) and new product designs such as system level integration(including System-In-a-Package). Manufacturers in emerging high growth markets such as optoelectronics, photonics, and MEMS are also making necessary changes to create cost effective high volume manufacturing processes.

      Product characterization solutions, such as visual inspection, must keep pace with industry trends in order for manufacturers to achieve their goals. The industry has historically relied on people using microscopes and offline metrology systems to detect defects caused by contamination or mechanical damage and to make measurements on small samples of features that need to be characterized. However, these conventional characterization techniques have become obsolete as manufacturers cannot afford the time or expense of the inefficient and error-prone manual inspection process. In addition, ever tightening product tolerances, as well as the increased use of foundries and subcontractors leads to the requirement for 100% inspection capability.

      Our tools provide the platforms with which manufacturers can replace their costly and slow conventional inspections with automated high throughput inspections that are virtually “transparent” to the manufacturing process. In addition to detecting and filtering out defective products, our inspection solutions enable device manufacturers to gather information through AVI that helps them understand their process and implement enhancements. By incorporating proprietary software and hardware designs, innovative automated materials handling capabilities and expertise in machine vision technology, our tools enable manufacturers to implement new cost saving and process improving inspections at points in the manufacturing process previously thought impractical for inspection, ultimately expanding the overall AVI market potential. As the applications of our product lines increase, we have expanded into major microelectronic device manufacturers and subcontractors worldwide with the largest concentrations in North America, Taiwan, Europe and Japan.

Our Solution

      We serve these markets with a combination of high performance systems, world-class service and support and by focusing on five strategic objectives:

     Technological Leadership

      Superior Performance: We strive to offer the best price/ performance systems in the market by focusing on our core competencies in machine vision technology, optics, lighting, precision motion control and data management.

      Flexible Technologies: We focus on technologies that allow us to easily meet the growing and changing needs of our customers in a timely and cost effective manner. Our flexible designs enable us to serve multiple microelectronic markets with the same core products. Our modular solutions provide our customers with cost efficient choices to configure their systems to meet specific needs.

      Complete solutions through data management: We provide products that not only collect inspection and metrology data but also facilitate analysis by converting the data into useful process improving information. Our system software is designed to integrate seamlessly with the latest technologies in our customers’ manufacturing data management systems enabling the fast and efficient flow of information.

     Market Expertise

      Paramount to the success of our business is our ability to interpret the needs of our customers and the market. We are led by our marketing organization that provides a clear understanding of the needs of these markets and the possible solutions that already exist in the industry so that we are ready when our customers are ready for us.

     Customer Application Partnerships

      We work very closely with our customers to develop unique solutions to their inspection needs. Our engineering services group partners with our customers to address their specific needs as they look to continually integrate and optimize our inspection systems in their production lines. These partnerships allow us to gain market access, provide competitive barriers and anticipate market needs.

     Global Presence

      We continue to develop the infrastructure necessary to support a global company, utilizing the latest technologies to effectively place ourselves in our customers “back yard”. We have created an efficient global sales network through international distribution partnerships and an increasing direct sales and service presence in key regions of the world. Recently introduced support services include web-based remote service capability, 24-hour global support and multi-lingual training.

     External Growth

      In addition to strategic relationships with customers, we are working with other industry leaders through participation in organizations and consortiums that further the advancement of markets and technology. In 2001, we co-founded the Advanced Packaging and Interconnect Alliance (APiA), an organization that brings together equipment suppliers, material suppliers, technology companies and customers with the purpose of accelerating the advancement of new high performance and cost efficient packaging technologies. We continue to look for ways to expand our technologies and capitalize on market opportunities through acquisitions, licensing and joint ventures.

Products

      Our first product, the CV Series, is an automated inspection system designed to measure critical dimensions on wafer carriers used by semiconductor manufacturers. We expanded our core competency in 1997, becoming pioneers of micro defect inspection with the introduction of our first NSX Series of automated wafer inspection systems. In 2001, revenues from the NSX Series represented 77% of our net revenues. The NSX Series is driven by advanced proprietary software and includes integrated yield enhancement tools including automated data collection and reporting, extensive communication options and fast, easy setup using Windows®-based menus. The new 3Di Series, introduced in the third quarter of 2001, builds upon the NSX technology by incorporating the revolutionary Rapid Confocal Sensor (RCS) technology to create an inspection system specifically designed for the advanced packaging and interconnect market.

      Automated micro defect inspection systems — NSX Series. Our automated micro defect inspection systems deliver high-speed, consistent, reliable defect detection to microelectronic manufacturers. These systems assess the quality of products at several steps in the device manufacturing process and immediately feed critical information about process integrity to yield management or factory automation systems. This data allows for enhanced process control and ultimately leads to improved yields. The NSX Series allows for the sharing of process knowledge and inspection results throughout production and test, assembly and packaging facilities.

      We currently offer the NSX-70, NSX-80, NSX-85, NSX-90 and NSX-95 models in the NSX Series, providing a wide range of pricing and functionality. The NSX-105, which is expected to begin shipping in 2002, will deliver greater processing speed to customers demanding even higher throughput. In addition to whole wafer and film frame handling capabilities, 300mm wafer capability was introduced in 2001.

      Our NSX Series systems currently range in price from approximately $200,000 to $900,000, depending on the complexity of the configuration. Customers may tailor systems toward their specific application, process, or budget, by choosing from a range of system capabilities.

      Automated Wafer Bump Inspection Systems — 3Di Series. Introduced in 2001, our 3Di-8000 automated wafer bump inspection system is the first complete 2D and 3D production worthy bumped wafer inspection system on the market. Building on the full capability of the NSX Series, the 3Di-8000 features the newly commercialized RCS 3D inspection technology. This new patent-pending technology combines high speed and high accuracy 3D inspection by merging the proven concepts of confocal microscopy with innovative optical design and proprietary software. This technology, although still in its infancy, meets and exceeds the performance of existing 3D metrology technologies. The RCS is particularly well suited for the future of 3D bump and other advanced packaging inspection because of its ability to scale down to meet the future requirements of our customers. RCS technology is also capable of meeting the 3D inspection needs of the growing markets of optoelectronics, MEMS and other microstructures.

      The combination of micro defect inspection and, 2D and 3D measurement capability provides a single complete inspection solution for those manufacturers who bump wafers or handle them with subsequent processing. As with the NSX Series, the 3Di Series is available with the 300mm wafer handler in addition to smaller wafer sizes and film frames and may be tailored toward specific customer applications with various options and features. The 3Di Series currently ranges in price from approximately $450,000 to $1,300,000, depending upon the complexity of the configuration.

      Defect review and process analysis software — YieldPilot. Introduced in 2001, YieldPilot provides our customers with additional functionality for their inspection process by both simplifying and speeding up the defect review process and providing an engineering data analysis tool that can be used to turn inspection data into useful process improving information. YieldPilot can be sold in multiple configurations ranging from $50,000 to $140,000, providing users different capabilities depending on their needs.

      Other Products. We offer a series of cassette verification systems, referred to as the CV Series, designed to automatically verify critical wafer carrier dimensions. Using advanced machine vision technology and proprietary software, our CV Series systems identify out-of-tolerance cassettes, allowing semiconductor device manufacturers to remove dimensionally defective cassettes and thereby decrease wafer damage and improve yield. We recently expanded the CV Series to include 300mm solutions in addition to our standard 200mm solutions. Systems within the CV Series currently range in price from $85,000 to $250,000 depending upon the configuration of the system.

Research and Development

      Our success depends upon our ability to effectively develop and commercialize new technologies and products. Our research and development activities emphasize application development and new product introductions in collaboration with our customers. Our engineering teams support these efforts with software development, machine vision technology, optics, lighting and precision motion control expertise. We work closely with our customers to define new product features and to identify emerging applications for our products. Our research and development efforts throughout 2001 have focused on the development and introduction of our 3Di and YieldPilot systems and on developing new application solutions and automation modules for the NSX Series. We spent 26.7% of our net revenue on research and development during 2001, 21.9% during 2000 and 19.2% during 1999.

      To maintain technical leadership in each of the markets we serve, we plan to continue to spend aggressively in research and development, add additional capabilities and options to our systems and pursue selective strategic acquisitions, licenses, joint ventures, collaborations, mergers or other technology partnerships or arrangements of technologies, product lines and companies.

Customers

      We have sold our NSX Series systems to many of the leading semiconductor and microelectronic manufacturers throughout the world. In 2001, 44% of our net revenues were derived from sales outside of the U.S., consisting of 18% to customers in Taiwan, 13% to customers in Japan and 13% to customers in other countries, including Northern Ireland, South Korea, Singapore, Switzerland, Germany and the United Kingdom. Customers accounting for greater than 10% of net revenues during 2001 included Intel Corporation and Seagate Technology LLC. There were no other customers, excluding our distributors, which accounted for greater than 10% of net revenues during 2001 or 2000.

Sales, Service and Marketing

      We provide direct sales, service and field application support through strategically placed offices in the U.S. We currently have domestic sales and service personnel in Silicon Valley, southern California, Arizona, North Carolina, Texas, Oregon, Connecticut and at our corporate headquarters in Minnesota.

      In 2001 we opened an office in Taiwan providing direct sales, customer service and support to the significant and growing Taiwanese semiconductor and microelectronic markets. With the opening of this office, we modified our ongoing relationship with our distributor, Metron Technology B.V., to focus Metron’s activities on the remaining regions in Asia, excluding Japan where Marubeni Solutions Corporation is our distributor. We market our products in Europe through our distributors Quasys AG and Firfax Systems. Each of our primary distributors has entered into international distributor agreements with us. All of our distributor agreements grant our distributors an exclusive territory, provide for price and payment procedures, specify the applicable warranty procedures and contain a confidentiality provision.

Backlog

      Our backlog was $5.2 million as of December 31, 2001, as compared to $9.6 million as of December 31, 2000. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months. These orders are subject to cancellation or delay by the customer without penalty. In addition, since only a portion of our revenues for any quarter represents systems in backlog, we do not believe that backlog is a meaningful or accurate indication of our future revenues and performance.

Competition

      While we believe that we currently have a significant lead in the commercialization of solutions for the micro defect inspection market, several other firms also manufacture similar products. Our primary competitors are Semiconductor Technologies & Instruments, Inc., Robotic Vision Systems, Inc., Electroglas, Inc. and Toray Industries, Inc. In addition, a number of other companies are active in the semiconductor capital equipment market, particularly in automated inspection for sub-micron defects in the wafer processing portion of the semiconductor manufacturing process, and could become competitors in the future. Many of our competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources.

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

Manufacturing

      We perform system design, assembly and testing at our headquarters in Bloomington, Minnesota. We utilize an outsourcing strategy for the manufacture of many of our components and major subassemblies. Our manufacturing activities are considered horizontal in nature and consist primarily of testing and assembling parts, components and subassemblies (collectively “parts”) acquired from our vendors and integrating the parts into our products. To meet specific customer requirements, we often manufacture products that include custom system engineering and software development. Our manufacturing operations do not require a major investment in capital equipment.

      We use numerous domestic and international vendors to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that parts are available from multiple qualified suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. We endeavor to minimize the risk of product interruption by selecting and qualifying alternative suppliers for key parts, monitoring the financial condition of key suppliers and maintaining appropriate inventories of key parts. If we do not receive a sufficient quantity of parts in a timely and cost-effective manner to meet production requirements, our results of operations may be materially and adversely affected. We do not maintain long-term supply contracts with any of our suppliers. We do enter into blanket purchase orders with less than twelve month terms for parts with long lead times. These purchase orders are generally to lock-in price and provide the supplier with visibility of future requirements.

Intellectual Property

      Proprietary information plays a significant role in the development of our products. We rely upon a combination of contract provisions, copyright, trademark, patent and trade secret laws to protect our proprietary know-how, ideas, inventions, goodwill and rights in our solutions and products. We also have a policy of seeking U.S. and foreign patents on technology considered of particular strategic or competitive importance. As of December 31, 2001, we have two issued U.S. patents and a variety of pending U.S. patent applications. We have also applied for foreign patent rights in key strategic markets as to key solutions and products. The technological focus of the issued and pending applications includes general microelectronic 2D and 3D inspection techniques as well as devices, systems and processes in the following areas: lighting, focusing, sensing, viewing, material handling, imaging, inspecting and data manipulating.

      Although we believe that the copyrights, trademarks and U.S. patents we own are of value, we do not believe that they will determine our success, which depends principally upon our engineering, manufacturing, marketing and service skills. We also license some of our non-exclusive software programs from third party developers and incorporate them in our products.

      In the normal course of business, we regularly monitor and make inquiries, if necessary, regarding possible infringement of our patents by others. Should it become necessary or prudent, we intend to protect our rights when, in our view, others infringe upon these rights. We similarly take necessary and prudent steps to respect the intellectual property rights of others.

Employees

      As of December 31, 2001, we employed 156 people, including 55 in research and development, 22 in manufacturing, 26 in service, technical support and training, 31 in sales and marketing, and 22 in administration. We also employ independent contractors and temporary employees. None of our employees is represented by a labor union and we consider our employee relations to be good.

Item 2.     Properties

Location	Type	Principal Use	Square Footage		Ownership

Bloomington, MN	Office, plant, warehouse	Headquarters, Research and Development, Sales and Service, Marketing, Administration	62,843	(a)	Leased
Hsinchu, Taiwan	Office, warehouse	Sales and Service	4,607		Leased
Hsinchu, Taiwan	Warehouse	Sales and Service	2,842		Leased

(a)	We have exercised an option to lease an additional 15,594 square feet beginning March 1, 2002. The lease expires on April 30, 2006, but may be renewed by us for an additional three-year term.

Item 3.     Legal Proceedings

      From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2001.

Executive Officers of the Registrant

      The following sets forth the names and ages of our current executive officers in addition to information regarding their positions, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.

Name	Age	Position

Jeff L. O’Dell	41	Chief Executive Officer and Director
David L. Klenk	37	President and Chief Operating Officer
Thomas C. Velin	40	Chief Financial Officer
Thomas C. Verburgt	38	Chief Technology Officer and Director
Mark R. Harless	41	Chief Engineer and Director
John M. Vasuta	33	Vice President of Intellectual Property, General Counsel and Secretary
D. Mayson Brooks	43	Vice President of Worldwide Sales and Field Operations
Wayne J. Hubin	58	Vice President of Manufacturing
Albert A. Eliasen	36	Vice President of Engineering

      Jeff L. O’Dell co-founded August Technology in 1992 and has served as our Chief Executive Officer since 1992 and Chairman of the Board since 1994. From 1992 to July 2001, Mr. O’Dell also served as President. From August 1987 to August 1992, Mr. O’Dell was Director of Sales and Marketing for MicroVision Corporation, which develops and manufactures robotic and inspection systems. From February 1985 to August 1987, Mr. O’Dell was a Field Applications Engineer for Cognex Corporation, which designs, develops and markets machine vision systems that are used to automate a wide range of manufacturing processes. From March 1984 to February 1985, Mr. O’Dell served as a Systems Analyst for Control Data Corporation.

      David L. Klenk has been with us since April 1993 and was named President and Chief Operating Officer in July 2001. Mr. Klenk served on our Board of Directors from 1994 to March 2000. Mr. Klenk oversees the engineering, manufacturing, customer service, and human resources groups. Prior to becoming President, Mr. Klenk served as our Chief Operating Officer and Director of Operations. Mr. Klenk is a brother-in-law of Mark Harless, our Chief Engineer.

      Thomas C. Velin has served as our Chief Financial Officer since September 1998. Prior to joining us, Mr. Velin was Chief Financial Officer for Lloyd’s Food Products, Inc., a producer of specialty food products, from May 1996 to June 1998. From November 1989 to May 1996, Mr. Velin was Corporate Controller for Telex Communications, Inc., a provider of sophisticated audio, wireless and multimedia communications equipment. Mr. Velin is a licensed certified public accountant.

      Thomas C. Verburgt has been with us since April 1993, most recently as Chief Technology Officer, and has served on our Board of Directors since 1994. Prior to becoming our Chief Technology Officer in September 1999, Mr. Verburgt served as Director of Software Engineering since joining us in April 1993. From January 1992 to April 1993, Mr. Verburgt held a senior software engineering position at MTS Systems Corporation, a technology based company providing engineering services, equipment and software for applications in research product development, quality control and production. From June 1984 to January 1992, Mr. Verburgt was Senior Software Engineer for the Perkin Elmer Corporation, a manufacturer of instrument systems and software for the pharmaceutical, biotechnology, agricultural and chemical industries.

      Mark R. Harless co-founded August Technology in 1992 and has been a member of our Board of Directors since 1994. Mr. Harless has held various positions with us, most recently serving as our Chief Engineer. From 1988 to 1992, Mr. Harless was a Systems Engineer at MicroVision Corporation, where he developed custom robotic and inspection systems. From 1985 to 1988, Mr. Harless worked as a Development Engineer at Honeywell, Inc. Mr. Harless is a brother-in-law of David Klenk, our President and Chief Operating Officer.

      John M. Vasuta joined us as Vice President of Intellectual Property and General Counsel in May 2000. Mr. Vasuta has also been our Secretary or Assistant Secretary since October 2000. From February 1999 to May 2000, Mr. Vasuta was Senior Intellectual Property Counsel with Bridgestone-Firestone, a manufacturer of tires, fiber optics and automotive parts. From July 1997 to February 1999, Mr. Vasuta was Senior Patent Counsel and Research and Development Business Manager for Kennametal Inc., a tooling manufacturer. Mr. Vasuta was an attorney in various law firms from 1991 to 1997, most recently at Sand & Sebolt, where he was a partner.

      D. Mayson Brooks became our Vice President of Worldwide Sales and Field Operations in February 2002. Prior to becoming Vice President of Worldwide Sales and Field Operations, Mr. Brooks served as our Vice President of Sales and Marketing since July 1999. Prior to joining us, from June 1987 through June 1999, Mr. Brooks worked in various managerial capacities for Air Products and Chemicals, Inc., most recently as Commercial Manager, European electronics division. Mr. Brooks served from June 1981 to May 1987 in the United States Navy and was awarded two achievement medals.

      Wayne J. Hubin has been our Vice President of Manufacturing since November 1999. Before joining us, Mr. Hubin was Manufacturing Operations Manager for BOC Edwards, Inc. from August 1999 to November 1999. From 1984 to August 1999, Mr. Hubin worked in various managerial capacities for FSI International, Inc., a supplier of micro-lithography, surface conditioning and chemical dispense equipment used in the fabrication of microelectronics, most recently as Manufacturing Operations Manager.

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

PART II

Item 5.	Market for Registrant’s Common Stock and Related Shareholder Matters

Market Information

      Our common stock, no par value (the “Common Stock”), has traded under the symbol “AUGT” on the Nasdaq National Market since our initial public offering on June 14, 2000. There was no market for our Common Stock prior to that date.

      The following table sets forth the reported high and low closing sale prices for shares of our Common Stock on the Nasdaq National Market during the indicated quarters.

	2001		2000

	High	Low	High	Low

First	$14.50	$9.94	$—	$—
Second	14.35	9.60	17.94	15.19
Third	14.71	8.20	17.88	12.38
Fourth	11.04	7.35	16.38	10.00

Holders

      As of March 8, 2002, there were approximately 225 holders of record of our Common Stock. In addition, based on information obtained from our transfer agent, there are approximately 1,908 holders whose stock is held in nominee name and/or street name brokerage accounts.

Dividends

      We have not declared or paid any cash dividends on our Common Stock to date and do not anticipate paying cash dividends for the foreseeable future. We currently intend to retain earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. In addition, our current credit facility limits our ability to pay any cash dividends without our lender’s consent.

Item 6.	Selected Financial Data

      The consolidated statement of operations data set forth below for each of the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from the audited consolidated financial statements, included elsewhere in this Form 10-K. The statement of operations data set forth below for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements, which are not included in this Form 10-K. You should read the data set forth below in conjunction with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$29,784	$31,666	$12,058	$5,787	$4,192
Cost of revenues	12,039	12,594	5,110	2,686	2,141

Gross profit	17,745	19,072	6,948	3,101	2,051
Selling, general and administrative expenses	11,800	10,100	4,737	2,174	1,004
Research and development expenses	7,940	6,945	2,318	924	734
Non-recurring expenses	579	326	—	—	—

Operating income (loss)	(2,574)	1,701	(107)	3	313
Interest income (expense), net	1,427	978	(42)	(1)	(1)
Other expense	(17)	—	—	—	—

Income (loss) before provision for (benefit from) income taxes	(1,164)	2,679	(149)	2	312
Provision for (benefit from) income taxes	(813)	807	(17)	2	125

Net income (loss)	$(351)	$1,872	$(132)	$—	$187

Net income (loss) per share:
Basic	$(0.03)	$0.17	$(0.02)	$—	$0.02

Diluted	$(0.03)	$0.16	$(0.02)	$—	$0.02

Weighted average common shares:
Basic	12,723	11,049	8,688	7,955	7,500
Diluted	12,723	11,770	8,688	7,955	7,505

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Working capital	$37,171	$36,872	$2,494	$1,125	$289
Total assets	47,155	47,897	6,676	2,686	1,794
Total debt	—	—	1,224	190	—
Total shareholders’ equity	42,523	41,685	3,347	1,411	465

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      August Technology serves microelectronics device manufacturing industries with tools that enable manufacturers to bring new products to market faster and with less cost. As a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection and metrology systems, we make it possible for microelectronic device manufacturers to more effectively meet the needs of the high technology communication, transportation, entertainment, productivity and security markets. The flexibility of our tools has allowed us to successfully serve the semiconductor manufacturing market while concurrently providing effective solutions for high growth markets such as data storage, micro displays, optoelectronics, photonics and MEMS. Microelectronic devices processed through our systems can be found in consumer products such as personal computers and computer peripherals, cell phones, personal digital assistants (PDAs), set-top boxes, electronic games, security systems, automobiles and throughout the communications infrastructure in electrical, optical and wireless networks.

      We were subject to significant quarterly and annual fluctuations in demand for our products during 2001, 2000 and 1999 due to the cyclical nature of the microelectronic device manufacturing markets we serve. These cycles were generally driven by changes in technology, economic conditions affecting demand for these devices and capacity requirements. These factors and the overall downturn in the global economy caused changes in the timing of both orders and sales. Future quarterly and annual results will continue to be impacted by these cycles, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.

      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

      Our critical accounting policies include the following:

      Revenue Recognition. We derive revenues from the sale of systems, spare parts and services.

      System Sales — Established Products. We require customers, excluding our distributors, that have new inspection applications to complete pre-shipment authorization testing of purchased systems at our facility prior to shipment. During this testing, the customer verifies that the system meets their specifications and authorizes shipment. When the customer has already accepted a previous system, with the same specifications, for the same application, we do not require pre-shipment authorization testing.

      Sales of established products are accounted for as multiple-element arrangements. Under this method, the total value is allocated first to undelivered elements, such as installation, based on their fair values, with the remainder being allocated to system revenue. System revenue is recognized once the product has shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable. We do not deem installation to be essential to the functionality of our systems as it does not involve altering the system’s features or capabilities or the building of complex interfaces. We have had no systems returned after shipment.

      System Sales — New Products. Revenues related to sales of systems that have not been demonstrated to meet customer specifications prior to shipment are recognized once title and risk of loss have transferred to the customer, installation has occurred and collection of the resulting receivable is probable.

      Spare parts revenue. Spare parts revenue is recognized when the parts have been shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

      Service revenue. Service revenues are recognized after the services are performed and collection of the resulting receivable is probable. Revenues from maintenance contracts are recognized ratably over the period of the contract. Service revenues were insignificant during the years ended December 31, 2001, 2000 and 1999.

      Valuation of Accounts Receivable. We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers and the overall credit worthiness of our customers. For the three years ended December 31, 2001, we have had accounts receivable write-offs totaling $21,000. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

      Valuation of Inventory. We review obsolescence to determine that inventory items deemed obsolete are appropriately reserved. In making the determination, we consider future sales of related products and quantity of inventory at the balance sheet date assessed against each part’s past usage rates and future expected usage rates. For the three years ended December 31, 2001, we have written off inventory totaling $128,000. We have an allowance for obsolete inventory of $193,000 at December 31, 2001. This allowance represents our estimate of obsolete inventory as of December 31, 2001. Changes in factors such as technology, customer demand, competitor product introductions and other matters could affect the level of inventory obsolescence in the future.

      The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto and with the “Cautionary Statements” section included elsewhere in this Form 10-K.

      The following table presents the consolidated statements of operations as a percentage of net revenues.

	Years Ended December 31,

	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	40.4	39.8	42.4

Gross profit	59.6	60.2	57.6

Selling, general and administrative expenses	39.6	31.9	39.3
Research and development expenses	26.7	21.9	19.2
Non-recurring expenses	1.9	1.0	—

Operating income (loss)	(8.6)	5.4	(0.9)

Interest income (expense), net	4.8	3.1	(0.3)
Other expense	(0.1)	—	—

Income (loss) before provision for (benefit from) income taxes	(3.9)	8.5	(1.2)
Provision for (benefit from) income taxes	(2.7)	2.6	(0.1)

Net income (loss)	(1.2)%	5.9%	(1.1)%

Results of Operations

     Year ended December 31, 2001 compared to the year ended December 31, 2000

      Net Revenues. Net revenues decreased $1.9 million, or 5.9%, to $29.8 million in 2001, from $31.7 million in 2000. The decrease in net revenues was the result of fewer shipments of our NSX systems due to a worldwide decline in capital spending by both semiconductor and microelectronic device manufacturers throughout 2001. This decline was the result of a significant slowdown in demand for the devices these manufacturers produce, which resulted in manufacturers having increased inventory, overcapacity and, consequently, lower capital spending. Net revenues derived from the sale of NSX systems represented 77% and 90% of net revenues in 2001 and 2000, respectively.

      Gross Profit. Gross profit decreased to $17.7 million, or 59.6% of net revenues, in 2001, from $19.1 million, or 60.2% of net revenues, in 2000. The decrease in gross margin percentage was primarily due to the decrease in the number of systems shipped, which resulted in lower manufacturing utilization and increased labor and overhead costs per system sold.

      Selling, General and Administrative. Selling, general and administrative expenses increased $1.7 million, or 16.8%, to $11.8 million, or 39.6% of net revenues, in 2001, from $10.1 million, or 31.9% of net revenues, in 2000. The increased expense dollars were due to salaries and benefits related to sales, customer service and administrative employees hired during the second half of 2000 and costs associated with opening our direct sales and service office in Taiwan in 2001. These increases were partially offset by lower discretionary and compensation expenses during the second half of 2001 as a result of cost cutting initiatives that were implemented in response to the decrease in orders and shipments during this period.

      Research and Development. Research and development expenses increased $1.0 million, or 14.3%, to $7.9 million, or 26.7% of net revenues, in 2001, from $6.9 million, or 21.9% of net revenues, in 2000. The increase was due to salaries and benefits related to additional engineers hired during 2000 to advance the development of our new 3Di and YieldPilot systems, partially offset by a decrease in hiring and compensation related expenses during the second half of 2001 as a result of cost cutting initiatives that were implemented during this period.

      Non-recurring expenses. Non-recurring expenses in 2001 of $579,000 include $231,000 of employee severance costs related to reductions in work force implemented in the second and fourth quarters in response to the decrease in orders and shipments during this period, and $348,000 of expenses related to the termination of our distributor agreement in Taiwan, as a result of our decision to sell direct to customers in Taiwan. Non-recurring expense in 2000 consists entirely of the write-off of certain internal business automation software as a result of our decision to discontinue the implementation of this software.

      Interest income (expense), net. Net interest income increased $449,000 to $1.4 million in 2001 from $1.0 million in 2000. The increase is due to interest income earned from investing the proceeds received from our initial public offering (the “IPO”) in June 2000 for all of 2001, partially offset by lower overall investment balances in 2001, due to the use of cash to fund operations and lower rates of return earned on investment balances.

      Income Taxes. The benefit from income taxes in 2001 was $813,000, or an effective tax rate of 69.8%, compared to a provision for income taxes of $807,000, or an effective tax rate of 30.1%, in 2000. The high effective income tax rate in 2001, compared to the federal statutory rate of 34% plus state and local taxes, was primarily due to the impact of federal and state general business and extraterritorial income credits and tax exempt interest income that will not be utilized until future years due to our net loss. The low effective income tax rate in 2000 was primarily due to federal and state general business credits. Based on an assessment of our taxable earnings history and prospective future taxable income, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods. We may be required to provide a valuation allowance for this asset in the future if we do not generate sufficient taxable income as planned.

     Year ended December 31, 2000 compared to the year ended December 31, 1999

      Net Revenues. Net revenues increased $19.6 million, or 162.6%, to $31.7 million in 2000, from $12.1 million in 1999. The increase in net revenues was due primarily to the continued growth in sales of NSX systems, which increased 177.0% over 1999. The increase in sales of the NSX systems was driven by the need for semiconductor and microelectronic device manufacturers to increase yields and capacity due to strong demand for their products. Net revenues derived from sales of NSX systems represented 90% and 85% of net revenues in 2000 and 1999, respectively.

      Gross Profit. Gross profit increased to $19.1 million, or 60.2% of net revenues, in 2000, from $6.9 million, or 57.6% of net revenues, in 1999. The increase in gross margin percentage was primarily due to the growth in sales of NSX systems, which have a higher gross margin than our other products, and a stronger mix of higher margin system sales within the NSX series.

      Selling, General and Administrative. Selling, general and administrative expenses increased $5.4 million, or 113.2%, to $10.1 million, or 31.9% of net revenues, in 2000, from $4.7 million, or 39.3% of net revenues, in 1999. The increased expense dollars was primarily due to the hiring and recruiting of additional sales, field service and administrative employees to support our domestic and international growth, higher international travel costs resulting from our growth in Asia and Europe and increased occupancy costs related to a new facility.

      Research and Development. Research and development expenses increased $4.6 million, or 199.6%, to $6.9 million, or 21.9% of net revenues, in 2000, from $2.3 million, or 19.2% of net revenues, in 1999. The increase resulted from the hiring and recruiting of additional engineers, the use of outside services and the development of product prototypes as we continued to advance new product initiatives.

      Non-recurring expense. Non-recurring expense in 2000 consists of the write-off of business automation software as a result of our decision to discontinue the implementation of this software.

      Interest income (expense), net. Net interest income in 2000 was $1.0 million, compared to net interest expense of $42,000 in 1999. The net interest income in 2000 was the result of interest earned from investing the net proceeds received from our IPO in June 2000.

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

Liquidity and Capital Resources

      Working capital increased to $37.2 million at December 31, 2001 as compared to $36.9 million at December 31, 2000. As of December 31, 2001 we had cash and cash equivalents of $1.5 million, as compared to $3.1 million at December 31, 2000.

      During 2001, net cash used in operating activities was $1.4 million, which resulted primarily from increased inventories, prepaid and other current assets and decreased accounts payable, partially offset by decreased accounts receivable and an increase in customer deposits. Net cash used in investing activities was $737,000, due to purchases of held to maturity securities of $54.7 million and $2.5 million of additions to property and equipment and other assets, partially offset by $56.5 million of proceeds from the redemption of securities held to maturity. Net cash provided by financing activities was $596,000 from the proceeds of issuances of common stock in conjunction with the exercise of stock options by employees and purchases under our employee stock purchase plan.

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

      At December 31, 2001 our principle sources of liquidity consisted of $25.9 million of cash, cash equivalents and investments and $5.0 million of available credit facilities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and others of which relate to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries. We have no outstanding debt at December 31, 2001. Our future commitments are presented in Note 10 to the consolidated financial statements included in this Form 10-K. Although liquidity requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing cash and investment balances and our line of credit will be adequate to satisfy our liquidity requirements for the next 12 months.

Impact of Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141; Business Combinations, and SFAS No. 142; Goodwill and Other Intangible Assets, which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for us will be in January 2002. We do not expect that SFAS No. 141 and SFAS No. 142 will have a material effect on our consolidated financial statements.

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

      SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30; Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS No. 144 will be effective for us in January 2002. We do not expect that SFAS No. 144 will have a material effect on our consolidated financial statements.

Cautionary Statements

      Certain statements contained in this Form 10-K and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,”

“could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Global economic and political environments are important to economic conditions, and long term continued risk or concerns could affect our business.

      Future political or related events similar or comparable to those in 2001 such as the September 11, 2001 terrorist attacks, or significant or long term reactions thereto, may significantly affect the willingness or ability of our customers to visit our facilities or trade shows, review our systems’ capabilities and/or purchase or take delivery of our products, as well as our abilities to visit our customers, to perform applications studies for our customers, to sell and deliver solutions, and to service those solutions. Any decline in willingness or ability of our customers to travel and visit our facilities, or our ability to travel and visit our customers, could be a material adverse effect on our business and the financial condition and results of operations.

The microelectronic industries that we serve are highly cyclical, and are currently experiencing a severe and prolonged downturn.

      Our primary markets are the semiconductor equipment industry and the emerging microelectronics equipment industries including optoelectronics, photonics, MEMS or other micro machines, micro LCDs, printheads, data storage, disk drives and other similar devices. Our business depends heavily upon capital expenditures by manufacturers in these industries. The semiconductor and microelectronic industries are highly cyclical, with periods of capacity shortage and periods of excess capacity; this is historically due to sudden changes in demand for semiconductor and microelectronic devices. In periods of excess capacity, there are often drastic changes in the timing and quantity of capital equipment purchases and investments in new technology or capacity needs by our customers, including sharp cuts in purchases of capital equipment by customers, including our products. The timing, length and volatility of these periods are difficult to predict, resulting in pressure on our revenues, gross margin and net income. In addition to affecting our customers, downturns also challenge our suppliers, vendors, other partners, as well as our management, sales, engineering, manufacturing, customer service and other employees who are vital to our success.

      The semiconductor equipment industry as well as many of the microelectronic industries are currently experiencing a severe and prolonged downturn. Many industry sources have indicated that the current semiconductor industry downturn may be the steepest decline in history. Our management cannot predict when a recovery will begin or how robust it will be. There are similarly no accurate or reliable market predictions from industry sources predicting the timing, length and strength of a recovery.

      In the past, during semiconductor and microelectronic downturns, customers typically reduce or delay purchases, and/or delay delivery or cancel orders. As a result, it is imperative that we maintain an organization able to quickly and effectively align with market conditions including bringing our costs structures in line with current industry and overall market conditions. At the same time, it is imperative that we continue to serve our existing customers, provide new and improved solutions for new and existing customers, operate effectively with our suppliers, and motivate and retain key employees. If we are, for any reason, unable to achieve any one or more of the above objectives in an efficient, effective and timely manner, there could be a material adverse effect on our business, financial condition and results of operations. Furthermore, any delays or reductions in future purchases of capital equipment or delays or cancellations of current orders by semiconductor and microelectronic device manufacturers, for any reason, may have a material adverse effect on our business and the financial condition and results of operations.

Our future rate of growth is highly dependent on the development and growth of the market for semiconductor and microelectronic test and inspection equipment and the market acceptance of our products.

      We primarily target our products to address the needs of semiconductor and microelectronic manufacturers for micro defect inspection. If for any reason the market for semiconductor and microelectronic test and inspection equipment fails to grow as we expect, we may be unable to sustain our growth. In addition, our growth depends upon the adoption of our products by semiconductor and microelectronic manufacturers. If, for any reason, these manufacturers do not find our products to be appropriate for their use, our future growth will be adversely affected.

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

      Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or operating results or lead to significant variability in our operating results. In addition, because a significant portion of our revenue in any particular quarter has historically come from the sale of a relatively small number of systems, the loss of any sale could have a significant negative impact. A variety of factors could cause this variability, including the following:

•	order cancellations or delays in orders by customers;

•	the high selling prices of our NSX Series and 3Di Series, which typically result in a long sales cycle;

•	decreases in capital spending by our customers, particularly in light of current conditions in the semiconductor and microelectronic industries;

•	new product introductions by our competitors and competitive pricing pressures;

•	component shortages resulting in manufacturing delays; and

•	delays in the development, introduction and manufacture of our products.

      We cannot predict the impact of these and other factors on our revenues and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

One product line accounts for a significant portion of our sales, consequently, continued market acceptance of this product line is critical to our success.

      Approximately 77% of our 2001 net revenues came from the sales of our NSX Series. With the introduction of our new 3Di Series in 2001, we expect the 3Di line to grow as a percentage of our sales, however, we still expect that the NSX Series will continue to account for at least a majority of our net revenues for the next twelve months. Continued market acceptance of this product line is critical to our success. Any decline in demand for or failure to achieve continued market acceptance of this product line or any new version of this product line, would harm our business.

The market acceptance of our new 3Di Series is critical to our growth.

      Semiconductor and microelectronic equipment and processes are subject to rapid technological changes and as a result we recently introduced the new 3Di Series. Our 3Di Series advances our product offerings into the competitive 3D market using our proprietary, recently introduced Rapid Confocal Sensor technology. If our customers do not accept and integrate our 3Di Series systems into their operations, our revenue, operating results or stock price could be negatively impacted.

If we are unable to develop and introduce successful new products and technologies in a timely manner, our business will be harmed.

      The semiconductor and microelectronic capital equipment manufacturing business is a highly competitive business, and the semiconductor and microelectronic equipment and processes provided are subject to rapid technological changes. We believe that our future success will depend in part upon our ability to continue to enhance our existing product line to meet customer needs and to develop and introduce new products in a timely manner. We cannot assure you that our product enhancement efforts to improve and advance products such as the NSX Series, or our new product development efforts such as our 3Di Series incorporating our Rapid Confocal Sensor technology, and 300mm advances, will be successful or that we will be able to respond effectively to technological change. If we are unsuccessful, our expenses, revenue, operating results or stock price could be negatively impacted.

      We continue to make and/or review significant investments in research, development, and engineering in new technology and/or businesses with new or complementary products, services and/or technologies, and we are aware of the numerous risks associated therewith, including but not limited to: 1) diversion of management’s attention from day to day operational matters; 2) lack of synergy, or the inability to realize expected synergies, 3) failure to commercialize the new technology or business; and 4) worse-than-expected performance of the new technology or business. If we are unsuccessful, our revenue, operating results or stock price could be negatively impacted.

Our operating results could be negatively impacted if we are unable to obtain the necessary resources to invest in our future.

      Although the semiconductor and microelectronic industries are currently in a severe and prolonged downturn, we intend to prepare for the next up-turn in these industries by continuing to invest in certain areas of our business.

      These investments may result in the need to spend significant amounts of cash to:

•	fund increases in research, development and engineering expenses;

•	take advantage of unanticipated opportunities, such as strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; and/or

•	respond to unanticipated developments, increasing customer demands or competitive pressures.

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

      The semiconductor defect inspection equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the same market as our NSX and 3Di Series systems, and the industry is intensely competitive. Our current primary competitors in the market for semiconductor micro defect inspection equipment are Semiconductor Technologies & Instruments, Inc., Robotic Vision Systems, Inc., Toray Industries, Inc., and Electroglas, Inc. In addition, companies such as KLA-Tencor Corporation and Applied Materials, Inc., that are currently providing automated inspection products for the wafer manufacturing and processing market, may enter our market. Most of these competitors, as well as other potential competitors, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have. Unless we are able to invest significant financial resources in developing products and enhancing customer support worldwide, and are able to gain customer acceptance of our products, we may not be able to compete effectively.

      As we continue to diversify into the evolving and emerging microelectronic technologies and devices including optoelectronics, photonics, MEMS or other micro machines, flat panel display, printheads, data storage, disk drives and other similar devices, further competitors may enter our markets, or we may enter the markets of other companies.

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

      Our success depends in part upon our ability to obtain intellectual property rights and licenses and to preserve other intellectual property rights covering our products and our products under development. To protect these rights, we have obtained two domestic patents and intend to continue to seek patents on our inventions when appropriate. As of December 31, 2001, we also have a variety of pending patent applications in the United States and internationally. The process of seeking intellectual property protection can be time-consuming and expensive. We cannot ensure that:

•	patents will be issued from currently pending or future applications;

•	our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

•	foreign intellectual property laws will protect our intellectual property rights; or

•	others will not independently develop similar products, duplicate our products or design around our technology.

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

      Sales to our ten largest customers accounted for 75% of net revenues in 2001, 63% of net revenues in 2000 and 72% of net revenues in 1999. In 2001, we had two customers each account for more than ten percent of our business, with one accounting for almost eighteen percent. Our customers are able to cancel orders, prior to shipment, with few or no penalties. If a significant customer reduces orders for any reason, our revenues, operating results, and financial condition will be negatively affected. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers for whom there is intense competition.

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

      International sales have accounted for a significant portion of our revenues in recent years, and we expect that the percentage of sales from international customers will continue to increase. Sales outside of North America accounted for 44% of our net revenues in 2001, 45% of our net revenues in 2000, and 37% of our net revenues in 1999. In addition, we rely on non-U.S. suppliers for several components of the systems we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our operational results could be negatively impacted by currency fluctuations and other global business risks.

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

      We are also subject to risks associated with shipping products outside of the U.S. including shipping delays, varying business conditions, differing business cultures, cultural diversities, and export laws, among other risks.

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

      In addition, we opened an office in Taiwan in 2001 where we will directly sell and service our systems using our own employees. We believe the semiconductor industry in Taiwan and surrounding countries have significant sales potential thus justifying our decision; however should our predictions be incorrect, our future financial condition, revenues and operating results will be negatively affected. Although we believe that the opening of the office will provide us with more control over our affairs and a direct sales and service force 100% dedicated to our products, the opening of the office required a lease of a facility, the hiring of employees, the formation of a limited liability entity and opening of a Taiwan branch and other actions all of which may increase our exposure.

We will rely upon distributors for a significant portion of our future sales, and a disruption in our relationships with these distributors could have a negative impact on our international sales.

      A substantial portion of our sales have been made through independent distributors. We expect that sales through independent distributors will represent a material portion of our sales for the next several years. In particular, almost all of our 2001 sales in Asia, Japan, and Europe were made through independent distributors. In 2001, sales to our exclusive distributor in Asia (excluding Japan and Taiwan, since the opening of our direct sales and service office in 2001) accounted for 13% of our net revenues, sales to our exclusive distributor in Japan accounted for 13% of our net revenues and sales to our distributors in Europe accounted for 3% of our net revenues. The activities of these distributors are not within our control. Although we believe that we maintain good relations with our independent distributors, the relationships may nevertheless deteriorate in the future. A reduction in the sales or service efforts or financial viability of any of our independent distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers.

Any acquisitions we may make could disrupt and harm our business.

      As of the date of this filing on Form 10-K, we do not have any specific plans or agreements to make any specific material acquisitions, we plan to pursue acquisitions of related businesses. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management’s attention and risks associated with unanticipated problems or latent liabilities. If we are successful in pursuing acquisitions, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our shareholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. The process of reviewing and acquiring related businesses involve numerous risks, including but not limited to: 1) diversion of management’s attention from other operational matters; 2) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

If a semiconductor or microelectronic manufacturer is loyal to another semiconductor or microelectronic equipment supplier, we may be unable to sell our products to that potential customer, and our sales and market share could suffer as a result.

      We believe that once a semiconductor or microelectronic device manufacturer has selected one vendor’s capital equipment for a production line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor’s equipment, for the life of the application. Once a vendor’s equipment has been installed in a production line, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor’s capital equipment for an application.

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk

Market Risk

      We are exposed to market risk primarily from changes in interest rates and credit risk. We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

      We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the “Investment Portfolio”). The entire Investment Portfolio is classified as held to maturity and, accordingly, is recorded on the consolidated balance sheet at cost, with the amortization of any purchase discounts or premiums recorded in interest income. The entire Investment Portfolio is denominated in U.S. dollars. We do not use derivative financial instruments in the Investment Portfolio. Due to the short duration of our investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operations.

Credit Risk

      Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. As of December 31, 2001, 95% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

Item 8.     Financial Statements and Supplementary Data

AUGUST TECHNOLOGY CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

August Technology Corporation:

      We have audited the accompanying consolidated balance sheets of August Technology Corporation and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of August Technology Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

February 11, 2002

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$1,523	$3,103
Short-term investments	23,196	23,604
Accounts receivable, net	4,737	6,880
Inventories	9,384	8,256
Prepaid expenses and other current assets	2,838	1,081

Total current assets	41,678	42,924
Property and equipment, net	3,541	2,214
Long-term investments	1,138	2,486
Other assets	798	273

Total assets	$47,155	$47,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,641	$2,768
Accrued compensation	615	1,256
Accrued liabilities	536	590
Accrued income taxes	—	846
Customer deposits	1,715	592

Total current liabilities	4,507	6,052
Other non-current liabilities	125	160

Total liabilities	4,632	6,212

Commitments (note 10)	—	—
Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized 12,812,164 and 12,633,058 shares issued and outstanding, respectively	41,020	39,935
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(192)	(305)
Retained earnings	1,704	2,055
Accumulated other comprehensive loss	(9)	—

Total shareholders’ equity	42,523	41,685

Total liabilities and shareholders’ equity	$47,155	$47,897

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Net revenues	$29,784	$31,666	$12,058
Cost of revenues	12,039	12,594	5,110

Gross profit	17,745	19,072	6,948
Selling, general and administrative expenses	11,800	10,100	4,737
Research and development expenses	7,940	6,945	2,318
Non-recurring expenses	579	326	—

Operating income (loss)	(2,574)	1,701	(107)
Interest income	1,427	1,078	1
Interest expense	—	(100)	(43)
Other expense	(17)	—	—

Income (loss) before provision for (benefit from) income taxes	(1,164)	2,679	(149)
Provision for (benefit from) income taxes	(813)	807	(17)

Net income (loss)	$(351)	$1,872	$(132)

Net income (loss) per share:
Basic	$(0.03)	$0.17	$(0.02)
Diluted	$(0.03)	$0.16	$(0.02)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock

	Shares		Deferred		Accumulated
	Issued		Compensation		Other	Total
	And		Related To	Retained	Comprehensive	Shareholders’
	Outstanding	Amount	Stock Options	Earnings	Loss	Equity

Balances at December 31, 1998	8,323,001	$1,097	$—	$315	$—	$1,412
Issuances of common stock in conjunction with:
Sales to private investors, net of expenses	824,511	1,987	—	—	—	1,987
Exercise of employee stock options	263	—	—	—	—	—
Employee bonuses	16,186	75	—	—	—	75
Issuances of stock options to nonemployees	—	5	—	—	—	5
Deferred compensation related to stock option grants	—	428	(428)	—	—	—
Net loss	—	—	—	(132)	—	(132)

Balances at December 31, 1999	9,163,961	3,592	(428)	183	—	3,347
Issuances of common stock in conjunction with:
Initial public offering, net of expenses	3,300,000	35,860	—	—	—	35,860
Exercises of employee stock options	150,592	145	—	—	—	145
Employee stock purchase plan	18,505	203	—	—	—	203
Tax benefit from stock options exercised	—	112	—	—	—	112
Issuances of stock options to nonemployees	—	48	—	—	—	48
Amortization of deferred compensation related to stock options	—	(25)	123	—	—	98
Net income	—	—	—	1,872	—	1,872

Balances at December 31, 2000	12,633,058	39,935	(305)	2,055	—	41,685
Issuances of common stock in conjunction with:
Exercises of employee stock options	150,946	307	—	—	—	307
Employee stock purchase plan	28,160	289	—	—	—	289
Tax benefit from stock options exercised	—	501	—	—	—	501
Issuances of stock options to nonemployees	—	8	—	—	—	8
Amortization of deferred compensation related to stock options	—	(20)	113	—	—	93
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss	—	—	—	(351)	—	(351)

Balances at December 31, 2001	12,812,164	$41,020	$(192)	$1,704	$(9)	$42,523

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(351)	$1,872	$(132)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	934	363	151
Deferred income taxes	(662)	(178)	(67)
Provision for doubtful accounts	157	220	31
Amortization of deferred compensation related to stock options	93	98	—
Loss on disposition of assets	17	—	—
Issuances of stock options to nonemployees	8	48	5
Write-off of assets	—	326	—
Accrued lease obligation	—	106	129
Issuances of common stock to employees	—	—	75
Changes in operating assets and liabilities:
Accounts receivable	1,986	(3,981)	(1,866)
Inventories	(1,128)	(5,796)	(1,437)
Prepaid expenses and other current assets	(1,213)	(861)	(66)
Accounts payable	(1,127)	1,970	215
Accrued compensation	(641)	696	455
Other accrued liabilities	(41)	396	(4)
Accrued income taxes	(591)	903	31
Customer deposits	1,123	380	46

Net cash used in operating activities	(1,436)	(3,438)	(2,434)

Cash flows from investing activities:
Proceeds from maturities of securities held to maturity	56,471	21,741	—
Purchases of securities held to maturity	(54,715)	(47,831)	—
Purchases of property and equipment	(2,245)	(1,982)	(747)
Investment in other assets	(248)	(118)	—

Net cash used in investing activities	(737)	(28,190)	(747)

Cash flows from financing activities:
Net proceeds from issuances of common stock	596	36,208	1,987
Proceeds from (payments of) short term debt, net	—	(1,223)	1,033
Checks issued in excess of bank balance	—	(254)	161

Net cash provided by financing activities	596	34,731	3,181

Effect of exchange rates on cash and cash equivalents	(3)	—	—

Net increase (decrease) in cash and cash equivalents	(1,580)	3,103	—
Cash and cash equivalents at beginning of year	3,103	—	—

Cash and cash equivalents at end of year	$1,523	$3,103	$—

Supplemental cash flow information:
Cash paid for interest	$—	$100	$43
Cash paid for income taxes, net of refunds	$1,834	$88	$18
Non-cash transactions:
The Company recorded an increase to shareholders’ equity related to the tax benefit of stock options exercised	$501	$112	$—

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1 — Nature of Business and Summary of Significant Accounting Policies

     Nature of Business

      August Technology Corporation (the “Company”) is a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection systems used in the manufacture of semiconductor devices as well as the emerging markets for microelectronic devices. The Company’s systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, while providing powerful information that manufacturers can use to increase yield and productivity. The Company has sold these systems worldwide to major semiconductor manufacturers, as well as manufacturing companies serving the microelectronic markets.

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of August Technology Corporation and its subsidiary (together, the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

     Use of Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Estimates are used for, but not limited to: allocation of revenues in multiple element arrangements, allowance for doubtful accounts, inventory valuation, depreciable lives of assets, useful lives of intangible assets and taxes. Future events and their effects cannot be perceived with certainty. As a result, the estimates used in preparation of the financial statements will change as new events occur, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid debt instruments with original maturities of 90 days or less when purchased.

     Investments

      Investments consist of marketable debt instruments, which were classified at the time of purchase as held-to-maturity due to the Company’s intent and ability to hold the investments to maturity. Held-to-maturity securities are recorded at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Short-term investments mature in less than one year. Long-term investments have maturities of more than one year.

     Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, accounts receivable, investments and accounts payable approximates fair value as of December 31, 2001 and 2000.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

      Property and equipment is stated at cost and is depreciated over the estimated useful lives of the respective assets. The estimated useful lives range from two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or lease terms.

     Capitalized Software Development Costs

      Software development costs incurred subsequent to the establishment of technological feasibility, which is demonstrated by the completion of a working model, through general release of the products are capitalized. Capitalized costs are amortized over the lesser of the estimated sales of the product or the straight-line method over a period of three years. The Company reviews the carrying value of software development costs regularly and a loss is recognized when the net realizable value falls below the unamortized cost. Capitalized software development costs at December 31, 2001 and 2000 were $260 and $12, respectively. Accumulated amortization at December 31, 2001 and 2000 were $37 and none, respectively.

     Impairment of Long Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to future net undiscounted cash flows. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

     Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to credit risk, consist principally of investments in cash equivalents and short-term and long-term debt obligations and trade receivables. The Company limits credit risk by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. The Company limits credit risk associated with trade receivables by performing ongoing credit evaluations and believes that there is no additional risk, beyond amounts provided for collection losses, to be inherent in trade receivables.

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

     Foreign Currency Translation

      Assets and liabilities of the Company’s Taiwan subsidiary are translated at year-end exchange rates, and equity accounts are translated at historical rates. Income and expense accounts are translated at the average

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate for the year. The resulting translation adjustment is excluded from operations and accumulated as a separate component of shareholders’ equity.

     Stock-based Compensation

      The Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. The Company has adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock-based Compensation.

     Stock-based Payments to Nonemployees

      The Company recognizes expense for stock options issued to nonemployees based upon the fair value of the consideration received or the fair value of the equity instruments issued in accordance with SFAS No. 123.

     Revenue Recognition

      The Company derives revenues from the sale of systems, spare parts and services.

      System Sales — Established Products: The Company requires customers, excluding the Company’s distributors, that have new inspection applications to complete pre-shipment authorization testing of purchased systems at the Company’s facility prior to shipment. During this testing, the customer verifies that the system meets their specifications and authorizes shipment. When the customer has already accepted a previous system, with the same specifications, for the same application, the Company does not require pre-shipment authorization testing.

      Sales of established products are accounted for as multiple-element arrangements. Under this method, the total value is allocated first to undelivered elements, such as installation, based on their fair values, with the remainder being allocated to system revenue. System revenue is recognized once the product has shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable. The Company does not deem installation to be essential to the functionality of its’ systems as it does not involve altering the system’s features or capabilities or the building of complex interfaces.

      System Sales — New Products: Revenues related to sales of systems that have not been demonstrated to meet customer specifications prior to shipment are recognized once title and risk of loss have transferred to the customer, installation has occurred, and collection of the resulting receivable is probable.

      Spare parts revenue: Spare parts revenue is recognized when the parts have been shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

      Service revenue: Service revenues are recognized after the services are performed and collection of the resulting receivable is probable. Revenues from maintenance contracts are recognized ratably over the period of the contract. Service revenues were insignificant during the years ended December 31, 2001, 2000 and 1999.

      The Company’s distributors are not granted price protection. Sales to all customers and distributors are final and no right of return after shipment exists.

      Unbilled revenue represents revenue that has been earned for equipment shipped but not billed due to the payment terms of the customer order.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising Costs

      Advertising costs are expensed as incurred.

     Research and Development

      Research and development costs are expensed as incurred.

     Non-recurring Expenses

      During 2001, the Company made a $348 termination of agreement payment to its’ distributor in Taiwan, as a result of the Company’s decision to sell directly to customers in Taiwan. The Company also paid $231 of termination benefits to 41 employees related to a reduction in workforce which affected all departments within the Company and was implemented in response to the downturn in the semiconductor and related industries.

      During 2000, as a result of the Company’s decision to discontinue the implementation of certain internal business automation software, the Company wrote-off $326 previously capitalized.

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

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2001 presentation.

     New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141; Business Combinations, and SFAS No. 142; Goodwill and Other Intangible Assets, which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be in January 2002. The Company does not expect that SFAS No. 141 and SFAS No. 142 will have a material effect on its consolidated financial statements.

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

      SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30; Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS No. 144 will be effective for the Company in January 2002. The Company does not expect that SFAS No. 144 will have a material effect on its consolidated financial statements.

Note 2 — Investments

      Short-term and long-term investments consisted of the following:

	December 31,

	2001	2000

Due within one year:
Corporate notes	$14,518	$14,516
Government notes	8,678	5,618
Commercial paper	—	3,470

Total due within one year	23,196	23,604
Due after one year through two years:
Corporate notes	1,138	2,486

Total investments	$24,334	$26,090

      Short-term and long-term investments are carried at amortized cost.

Note 3 — Accounts Receivable

      Accounts receivable consisted of the following:

	December 31,

	2001	2000

Billed receivables	$4,640	$6,269
Unbilled revenue	499	866

	5,139	7,135
Allowance for doubtful accounts	(402)	(255)

Accounts receivable, net	$4,737	$6,880

Note 4 — Inventories

      Inventories consisted of the following:

	December 31,

	2001	2000

Raw materials	$3,118	$3,393
Work in process	779	1,013
Finished goods	4,455	3,850
Inventory at customers under purchase orders	1,032	—

Inventories	$9,384	$8,256

      Inventory at customers under purchase orders represents systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications prior to shipment.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2001	2000

Furniture and equipment	$2,582	$1,453
Computer equipment	890	770
Computer software	1,227	537
Leasehold improvements	389	110

	5,088	2,870
Less: accumulated depreciation and amortization	(1,547)	(656)

Property and equipment, net	$3,541	$2,214

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $897, $363 and $151, respectively.

Note 6 — Income Taxes

      The provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,

	2001	2000	1999

Current income tax expense (benefit):
Federal	$(152)	$960	$45
State	1	25	5

	(151)	985	50
Deferred income tax benefit:
Federal	(468)	(160)	(57)
State	(194)	(18)	(10)

	(662)	(178)	(67)

Total provision for (benefit from) income taxes	$(813)	$807	$(17)

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the expected federal income taxes at the statutory rate of 34% to the actual provision for (benefit from) income taxes is as follows:

	Years Ended December 31,

	2001	2000	1999

Expected federal tax expense (benefit)	$(396)	$911	$(51)
State tax expense (benefit), net of federal tax effect	(127)	5	(4)
General business credits	(208)	(146)	—
Nondeductible expenses	86	66	25
Extraterritorial income exclusion	(97)	—	—
Tax exempt income	(81)	(6)	—
Change in valuation allowance	—	(23)	23
Cost (benefit) of graduated tax rates	10	—	(10)

Actual provision for (benefit from) income taxes	$(813)	$807	$(17)

      Deferred taxes consisted of the following:

	December 31,

	2001	2000

Current deferred tax assets:
Allowance for doubtful accounts	$149	$93
Compensation accrual	71	69
Inventory reserve	66	55
Warranty accrual	55	46
Prepaid expenses	(8)	—
Accrued lease obligation	11	19

Total current deferred tax assets	344	282
Long-term deferred tax assets:
General business credits	596	—
Alternative minimum tax credits	76	—
State net operating loss carryovers	49	—
Accrued lease obligation	46	41

Total gross deferred tax assets	1,111	323
Deferred tax liabilities:
Property and equipment	(215)	(89)

Net deferred tax assets	$896	$234

      At December 31, 2001, the Company had net operating loss carryforwards for state income tax purposes which are available to offset approximately $49 of future state regular income taxes through 2016. In addition, the Company had general business tax credits for federal and state purposes of approximately $596, which are available to reduce future federal and state regular income taxes through 2014.

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

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversal of deferred tax liabilities, carry back potential and projected future taxable income and tax planning strategies in making this assessment.

Note 7 — Short-Term Debt

      On August 10, 2000, the Company amended and restated the terms of its revolving credit line agreement, which was previously amended in March 2000, to increase the allowable borrowings to $5,000 and extend the agreement through May 2002. The amendment removed the limitation as to availability based upon accounts receivable and inventory balances. Interest is payable monthly at the 30-day LIBOR rate plus 2.25%. The amended agreement contains the same financial covenants as the original agreement, which include levels of tangible net worth, capital expenditures and earnings before interest, taxes, depreciation and amortization and default provisions, including provisions related to non-payment of principal and interest, bankruptcy and default under other debt agreements. There was no balance outstanding under the agreement at December 31, 2001 and 2000.

      On June 30, 2000, the Company’s bank released a director of the Company from the personal guaranty of the revolving credit line.

Note 8 — Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows:

	Years Ended December 31,

	2001	2000	1999

Net income (loss)	$(351)	$1,872	$(132)
Other comprehensive loss:
Foreign currency translation adjustment	(9)	—	—

Comprehensive income (loss)	$(360)	$1,872	$(132)

Note 9 — Shareholders’ Equity

     Net Income (Loss) Per Share

      The components of basic and diluted net income (loss) per share are as follows:

	Years Ended December 31,

	2001	2000	1999

Net income (loss)	$(351)	$1,872	$(132)
Weighted average common shares:
Basic	12,723	11,049	8,688
Effect of dilutive stock options and warrants	—	721	—

Diluted	12,723	11,770	8,688

Net income (loss) per share:
Basic	$(0.03)	$0.17	$(0.02)
Diluted	$(0.03)	$0.16	$(0.02)

      The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the years ended December 31, 2001, 2000 and 1999 were 1,585, 129 and 852, respectively.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock

      On June 14, 2000, the Company sold 3,300 shares of Common Stock in the Company’s initial public offering for cash of $39,600. The Company incurred expenses of $3,740 that were netted with the cash proceeds received.

      During 1999, the Company sold 825 shares of Common Stock for cash of $1,993 to private investors. The Company incurred expenses of $6 that were netted with the cash proceeds received.

     Deferred Compensation

      In connection with the grant of stock options to employees in 1999, the Company recorded deferred compensation of $428, representing the difference between the estimated deemed value of the Common Stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and will be amortized ratably over the vesting period of the options granted, generally five years. The charge to compensation expense related to this deferred compensation for the years ended December 31, 2001 and 2000 was $93 and $98, respectively.

     Employee Stock Purchase Plan

      During 2000, the Board of Directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). The 2000 Purchase Plan allows employees, subject to certain restrictions, to purchase the Company’s Common Stock through payroll deductions. Contributions are limited to 10% of an employee’s compensation. The purchase price is set at 85% of the lower of the closing market price of the Company’s Common Stock at the commencement or termination of a participation phase. Participation phases have a duration of six months and begin on January 1 and July 1 of each year. The Board of Directors has reserved 375 shares of Common Stock for issuance under the 2000 Purchase Plan. As of December 31, 2001, 47 shares of Common Stock had been purchased and 328 shares remain reserved for future issuance under the 2000 Purchase Plan.

     Stock-based Compensation

      The Board of Directors and stockholders have adopted the 1997 incentive stock option plan (the “1997 Option Plan”), which originally provided for 1,125 shares available for issuance primarily to officers, directors and key employees. On April 14, 2000 and April 19, 2001, the shareholders authorized increases in the number of shares available for issuance to 2,250 and 2,650 shares, respectively. The 1997 Option Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of Section 422. The exercise price of incentive stock options may not be less than the fair market value of the stock at the date of grant. The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the stock at the date of grant. The stock options vest over periods that range from immediate to five years and expire seven years from the date of grant. As of December 31, 2001, there were 2,348 shares reserved for future issuance under the 1997 Option Plan.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to option activity is as follows:

		Weighted
	Shares	Average
	Subject to	Exercise Price
	Options	Per Share

Outstanding at December 31, 1998	714	$0.94
Granted	467	2.17
Exercised	—	1.20
Forfeited	(37)	1.25

Outstanding at December 31, 1999	1,144	1.44
Granted	679	11.62
Exercised	(151)	0.96
Forfeited	(167)	5.89

Outstanding at December 31, 2000	1,505	5.64
Granted	385	11.55
Exercised	(151)	2.03
Forfeited	(123)	9.90

Outstanding at December 31, 2001	1,616	$7.06

      The following table summarizes information about stock options outstanding at December 31, 2001:

		Weighted
		Average		Exercisable
		Remaining	Weighted
		Contractual	Average		Weighted
Range of	Outstanding	Life (years)	Exercise	Exercisable	Average
Exercise Prices	Options	Weighted	Price	Options	Exercise Price

$ 0.50 – 0.55	155	2.6	$0.50	155	$0.50
0.56 – 1.20	334	3.8	1.20	207	1.20
1.21 – 2.37	234	4.9	2.37	81	2.37
2.38 – 9.92	198	5.8	8.62	51	9.11
9.93 – 11.25	163	6.3	10.47	15	10.87
11.26 – 12.38	187	5.5	12.06	40	12.07
12.39 – 13.25	172	6.2	13.11	74	12.95
13.26 – 16.94	173	5.9	14.22	47	13.99

$ 0.50 – 16.94	1,616	5.0	$7.06	670	$4.84

      The estimated per share weighted average fair value of all stock options granted during the years ended December 31, 2001, 2000 and 1999 was $7.48, $7.25 and $0.86, respectively. The fair value of each option

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2001	2000	1999

Expected life	5.7 years	5.5 years	7 years
Risk free interest rate	4.8%	6.1%	6.6%
Volatility	69.9%	68.6%	—
Dividend yield	—	—	—

      Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	Years Ended December 31,

	2001	2000	1999

Net income (loss):
As reported	$(351)	$1,872	$(132)
Pro forma	(1,267)	1,309	(197)
Basic net income (loss) per share:
As reported	$(0.03)	$0.17	$(0.02)
Pro forma	(0.10)	0.12	(0.02)
Diluted net income (loss) per share:
As reported	$(0.03)	$0.16	$(0.02)
Pro forma	(0.10)	0.11	(0.02)

Note 10 — Leases

      The Company leases its office and manufacturing facilities and certain equipment under noncancelable operating leases. Future minimum lease payments as of December 31, 2001, excluding operating costs, under these leases are as follows:

For the Years Ending December 31,	Amount

2002	$699
2003	665
2004	677
2005	693
2006	231
Thereafter	—

Total minimum lease payments	$2,965

      Rent expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was $617, $485 and $89, respectively.

      In connection with the Company’s commitment in October 1999 to relocate to a new facility in February 2000, the Company recorded a lease obligation in 1999 of $129 related to the estimated net remaining lease obligation on the facility being vacated. In August 2000, the Company subleased the vacated facility and, as a result, recorded an additional lease obligation of $106 due to the net remaining lease obligation being greater than originally estimated.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Employee Retirement Plan

      The Company maintains an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees who have reached the age of 18 and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible compensation, subject to certain limitations. The Company matches 50% of the deferrals up to 6% of the employee’s compensation. The Company made contributions to the Plan for the years ended December 31, 2001, 2000 and 1999 of $250, $88 and $42, respectively.

Note 12 — Significant Customer Information

      The percentage of net revenues derived from major customers, which include distributors, and accounts receivable related to these customers were as follows:

	Years Ended
	December 31,

	2001	2000	1999

Net revenues:
Customer A	17%	3%	0%
Customer B	13%	16%	7%
Customer C	13%	8%	4%
Customer D	12%	3%	1%
Customer E	2%	9%	11%
Customer F	1%	3%	11%

Total	58%	42%	34%

	December 31,

	2001	2000

Accounts receivable:
Customer A	—	—
Customer B	22%	29%
Customer C	1%	6%
Customer D	35%	3%
Customer E	8%	8%
Customer F	—	7%

Total	66%	53%

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Geographic Information

      All of the Company’s tangible long-lived assets are located in the United States, except for a small amount of property and equipment in Taiwan. The Company derives revenues from shipments to customers outside of the United States. The percentage of net revenues by country were as follows:

	Years Ended
	December 31,

	2001	2000	1999

Net revenues:
United States	56%	55%	57%
Taiwan	18%	22%	10%
Japan	13%	8%	5%
Switzerland	2%	9%	11%
Other	11%	6%	17%

	100%	100%	100%

Note 14 — Quarterly Financial Data (unaudited)

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Net revenues	$10,904	$10,155	$3,253	$5,472
Gross profit	6,633	6,232	1,759	3,121
Operating income (loss)	1,292	553	(2,741)	(1,678)
Net income (loss)	1,149	617	(1,378)	(739)
Net income (loss) per share:
Basic	$0.09	$0.05	$(0.11)	$(0.06)
Diluted	$0.09	$0.05	$(0.11)	$(0.06)
Weighted average common shares:
Basic	12,640	12,687	12,768	12,795
Diluted	13,290	13,301	12,768	12,795

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

	(In thousands, except per share data)
Net revenues	$4,503	$7,696	$8,990	$10,477
Gross profit	2,619	4,602	5,471	6,380
Operating income (loss)	(410)	526	750	835
Net income (loss)	(451)	505	881	937
Net income (loss) per share:
Basic	$(0.05)	$0.05	$0.07	$0.07
Diluted	$(0.05)	$0.05	$0.07	$0.07
Weighted average common shares:
Basic	9,165	9,837	12,591	12,605
Diluted	9,165	10,604	13,321	13,292

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Part III

Item 10.	Directors and Executive Officers of the Registrant

      The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the year ended December 31, 2001. Other than “Executive Officers of the Registrant”, which is set forth at the end of Part I of this Form 10-K, the information required by this item is incorporated herein by reference to the sections labeled “Election of Directors” and “Compliance With Section 16(a) of the Exchange Act”, which appear in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to the sections labeled “Executive Compensation” and “Election of Directors” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the section labeled “Principal Shareholders and Management Shareholdings” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      None

PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                  Independent Auditors’ Report

                  Consolidated Balance Sheets as of December 31, 2001 and 2000

                  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following schedule is included immediately following the signature page of this Form 10-K:

                  Independent Auditors’ Report on Financial Statement Schedule

                  Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The exhibits included in this report are set forth on the “Exhibit Index to Form 10-K” following the signature page of this Form 10-K.

      (b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001; however, a Report on Form 8-K dated November 30, 2001 was filed by the Company on January 10, 2002 pursuant to Item 5 (Other Events) to report the adoption of a trading plan in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934 by Thomas C. Verburgt, the Company’s Chief Technology Officer.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

By:	/s/ JEFF L. O’DELL

Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

      Each person whose signature appears below constitutes and appoints Jeff L. O’Dell and Thomas C. Velin as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney’s-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ JEFF L. O’DELL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2002

/s/ THOMAS C. VELIN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2002

/s/ THOMAS C. VERBURGT	Chief Technology Officer and Director	March 8, 2002

/s/ MARK R. HARLESS	Chief Engineer and Director	March 8, 2002

/s/ JAMES A. BERNARDS	Director	March 8, 2002

/s/ ROGER E. GOWER	Director	March 8, 2002

/s/ BRAD D. SLYE	Director	March 8, 2002

/s/ MICHAEL W. WRIGHT	Director	March 8, 2002

INDEPENDENT AUDITORS’ REPORT

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

August Technology Corporation:

      Under date of February 11, 2002, we reported on the consolidated balance sheets of August Technology Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001, as included in August Technology Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see Item 14(a)(2)). This financial statement schedule is the responsibility of August Technology Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 11, 2002

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands)

		Balance at	Charged to	Charged			Balance
		Beginning	Costs and	to Other			at End
Description	Date	of Period	Expenses	Accounts	Deductions		of Period

Allowance for doubtful accounts	Year ended December 31, 1999	$15	$31	$—	$(1	)(a)	$45
	Year ended December 31, 2000	45	220	—	(10	)(a)	255
	Year ended December 31, 2001	255	157	—	(10	)(a)	402

(a)	Represents write-offs of uncollectible accounts receivable.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:	Commission File No.: 000-30637
December 31, 2001

AUGUST TECHNOLOGY CORPORATION

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
4.1	Instruments defining the rights of security holders, including indentures (reference is made to Exhibits 3.1 and 3.2)
4.2	Form of Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.1	1997 Stock Option Plan, as amended and restated through April 20, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001)**
10.2	International Distributor Agreement between the Company and Marubeni Solutions Corporation dated June 14, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.3	International Distributor Agreement between the Company and Metron Technology B.V. dated September 10, 1999 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.4	International Distributor Agreement between the Company and Quasys AG dated September 23, 1996 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.5	International Distributor Agreement between the Company and Firfax Systems Ltd. dated September 3, 1996 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.6	Office Warehouse Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated October 18, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.7	Letter Agreement between the Company and Marquette Capital Bank, N.A., dated November 4, 1999, as amended by Amendment to Letter Agreement dated March 10, 2000, as further amended by Amendment to Letter Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.8	Promissory Note between the Company and Marquette Capital Bank, N.A., dated November 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.9	Lease Agreement between the Company and Duke Realty Minnesota, LLC, dated August 18, 1998 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.10	Stock Purchase Warrant between the Company and III-D Capital, LLC, dated July 24, 1998 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.11	August Technology 2000 Annual Award Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)**

Exhibit
Number		Description

10.12		OEM Agreement between the Company and Santok Software Solutions Inc., dated January 26, 2000 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.13	*	1998 Board of Directors Compensation Plan, adopted by the Board of Directors, amended and restated as of January 1, 2002**
10.14		August Technology 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)**
10.15		Guaranty for the benefit of Marquette Capital Bank, N.A., dated November 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)
10.16		Executive Employment Agreement between the Company and John M. Vasuta, dated May 8, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2000)**
10.17		Executive Employment Agreement between the Company and James K. Nurse, dated August 22, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2000)**
10.18		Executive Employment Agreement between the Company and Albert A. Eliasen, dated October 27, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2000)**
10.19		Amendments to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated March 31, 2000 and July 25, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2000)
10.20		Amendment to Letter Agreement and Promissory Note between the Company and Marquette Capital Bank, N.A., dated August 10, 2000 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2000)
10.21		August Technology 2001 Annual Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2000)**
10.22	*	Executive Employment Contract between the Company and Jeff L. O’Dell, dated March 6, 2002**
10.23	*	Executive Employment Contract between the Company and Thomas C. Velin, dated March 6, 2002**
10.24	*	Executive Employment Contract between the Company and David Klenk, dated March 6, 2002**
10.25	*	Executive Employment Contract between the Company and Mark Harless, dated March 6, 2002**
10.26	*	Executive Employment Contract between the Company and Thomas Verburgt, dated March 6, 2002**
10.27	*	Executive Employment Contract between the Company and John M. Vasuta, dated March 6, 2002**
10.28	*	Executive Employment Contract between the Company and D. Mayson Brooks, dated March 5, 2002**
10.29	*	Executive Employment Contract between the Company and Wayne Hubin, dated March 6, 2002**
10.30	*	Executive Employment Contract between the Company and Albert Eliasen, dated March 6, 2002**
10.31	*	August Technology 2002 Annual Incentive Plan**
10.32	*	Amendment to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated June 18, 2001
10.33	*	Amendment to the International Distributor Agreement between the Company and Metron Technology B.V., dated April 17, 2001

Exhibit
Number	Description

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2000)
23.1*	Independent Auditors’ Consent

*	Filed herewith

**	Management contract or compensatory plan or arrangement

CORPORATE INFORMATION

Corporate Headquarters

August Technology Corporation

4900 West 78th Street
Bloomington, Minnesota 55435 USA
Phone: (952) 820-0080
Fax: (952) 820-0060

Corporate Web Site

  www.AugustTech.com

Investor Relations

Jennie Oberg

Phone: (952) 259-1676
Fax: (952) 820-0060
E-mail: invest@AugustTech.com

General Counsel

Fredrikson & Bryon, P.A.

Minneapolis, Minnesota

Independent Auditors

KPMG LLP

Minneapolis, Minnesota

Transfer Agent

Wells Fargo Bank Minnesota, N.A.

Shareowner Services
161 North Concord Exchange Street
South St. Paul, Minnesota 55075
Phone: (800) 468-9716
Fax: (651) 450-4033
E-mail: StockTransfer@Wellsfargo.com

Market Information

The Company’s Common Stock is traded

on The Nasdaq National Market and is
quoted under the symbol “AUGT”.
Officers

Jeff L. O’Dell

  Chief Executive Officer

David L. Klenk

  President and Chief Operating Officer

Thomas C. Velin

  Chief Financial Officer

Board of Directors

Jeff L. O’Dell

Chairman of the Board and

Chief Executive Officer

Mark R. Harless

  Chief Engineer

Thomas C. Verburgt

  Chief Technology Officer

James A. Bernards

President, Facilitation, Inc.

     Chairman, Compensation Committee
     Audit Committee

Roger E. Gower

Chairman of the Board and Chief

Executive Officer, Micro Component
Technology, Inc.
     Chairman, Audit Committee
     Compensation Committee

Michael W. Wright

President of the Microelectronics Group,

Entegris, Inc.
     Audit Committee

August Technology, August Technology Logo, 3Di, NSX, YieldPilot, Rapid Confocal Sensor, RCS and clickService are trademarks of August Technology Corporation.

©, August Technology Corporation, 2002