Form 10-K/A
period 2001-12-31
AUGUST TECHNOLOGY CORP
filed 2002-03-18
CIK 1063527

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

Title of each class:
Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [   ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was $62,962,930 as of February 28, 2002.

     The number of shares of Common Stock, no par value, outstanding as of February 28, 2002 was 12,825,219.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Part III.

PART IV
ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
1998 Board of Directors Compensation Plan

This Amendment No. 1 to the Form 10-K for the year ended December 31, 2001 is being filed to amend Part IV to file an omitted exhibit.

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

The exhibits included in this report are set forth on the “Exhibit Index to Form 10-K/A-1” following the signature page of this Form 10-K/A-1.

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

AUGUST TECHNOLOGY CORPORATION

Date: March 16, 2002	By: /s/ JEFF L. O’DELL Jeff L. O’Dell Chief Executive Officer (Principal Executive Officer)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K/A-1

For the fiscal year ended: December 31, 2001	Commission File No.: 000 — 30637

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

4.1	Instruments defining the rights of security holders, including indentures (reference is made to Exhibits 3.1 and 3.2)

4.2	Form of Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.1	1997 Stock Option Plan, as amended and restated through April 20, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001)***

10.2	International Distributor Agreement between the Company and Marubeni Solutions Corporation dated June 14, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.3	International Distributor Agreement between the Company and Metron Technology B.V. dated September 10, 1999 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.4	International Distributor Agreement between the Company and Quasys AG dated September 23, 1996 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.5	International Distributor Agreement between the Company and Firfax Systems Ltd. dated September 3, 1996 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

Exhibit Number	Description

10.6	Office Warehouse Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated October 18, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.7	Letter Agreement between the Company and Marquette Capital Bank, N.A., dated November 4, 1999, as amended by Amendment to Letter Agreement dated March 10, 2000, as further amended by Amendment to Letter Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.8	Promissory Note between the Company and Marquette Capital Bank, N.A., dated November 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.9	Lease Agreement between the Company and Duke Realty Minnesota, LLC, dated August 18, 1998 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.10	Stock Purchase Warrant between the Company and III-D Capital, LLC, dated July 24, 1998 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.11	August Technology 2000 Annual Award Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)***

10.12	OEM Agreement between the Company and Santok Software Solutions Inc., dated January 26, 2000 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.13*	1998 Board of Directors Compensation Plan, adopted by the Board of Directors, amended and restated as of January 1, 2002***

10.14	August Technology 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)***

10.15	Guaranty for the benefit of Marquette Capital Bank, N.A., dated November 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)

10.16	Executive Employment Agreement between the Company and John M. Vasuta, dated May 8, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2000)***

10.17	Executive Employment Agreement between the Company and James K. Nurse, dated August 22, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2000)***

Exhibit Number	Description

10.18	Executive Employment Agreement between the Company and Albert A. Eliasen, dated October 27, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2000)***

10.19	Amendments to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated March 31, 2000 and July 25, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2000)

10.20	Amendment to Letter Agreement and Promissory Note between the Company and Marquette Capital Bank, N.A., dated August 10, 2000 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2000)

10.21	August Technology 2001 Annual Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2000)***

10.22**	Executive Employment Contract between the Company and Jeff L. O’Dell, dated March 6, 2002***

10.23**	Executive Employment Contract between the Company and Thomas C. Velin, dated March 6, 2002***

10.24**	Executive Employment Contract between the Company and David Klenk, dated March 6, 2002***

10.25**	Executive Employment Contract between the Company and Mark Harless, dated March 6, 2002***

10.26**	Executive Employment Contract between the Company and Thomas Verburgt, dated March 6, 2002***

10.27**	Executive Employment Contract between the Company and John M. Vasuta, dated March 6, 2002***

10.28**	Executive Employment Contract between the Company and D. Mayson Brooks, dated March 5, 2002***

10.29**	Executive Employment Contract between the Company and Wayne Hubin, dated March 6, 2002***

10.30**	Executive Employment Contract between the Company and Albert Eliasen, dated March 6, 2002***

10.31**	August Technology 2002 Annual Incentive Plan***

10.32**	Amendment to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated June 18, 2001

Exhibit Number	Description

10.33**	Amendment to the International Distributor Agreement between the Company and Metron Technology B.V., dated April 17, 2001

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2000)

23.1**	Independent Auditors’ Consent

*	Filed herewith

**	Previously filed

***	Management contract or compensatory plan or arrangement