Form 10-Q
period 2002-03-31
AUGUST TECHNOLOGY CORP
filed 2002-05-03
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

As of April 30, 2002, there were 13,032,542 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I                      FINANCIAL INFORMATION

Item 1. Financial Statements

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$1,032	$1,523
Short-term investments	21,340	23,196
Accounts receivable, net	4,779	4,737
Inventories	8,616	9,384
Prepaid expenses and other current assets	3,128	2,838

Total current assets	38,895	41,678
Property and equipment, net	3,550	3,541
Long-term investments	3,681	1,138
Other assets	763	798

Total assets	$46,889	$47,155

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,582	$1,641
Accrued compensation	690	615
Accrued liabilities	439	536
Customer deposits	1,638	1,715

Total current liabilities	4,349	4,507
Long-term accrued lease obligations	119	125

Total liabilities	4,468	4,632

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 12,940,499 and 12,812,164 shares issued and outstanding, respectively	41,706	41,020
Undesignated capital stock, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(177)	(192)
Retained earnings	901	1,704
Accumulated other comprehensive loss	(9)	(9)

Total shareholders’ equity	42,421	42,523

Total liabilities and shareholders’ equity	$46,889	$47,155

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Net revenues	$5,510	$10,904
Cost of revenues	2,364	4,271

Gross profit	3,146	6,633
Selling, general and administrative expenses	2,826	3,177
Research and development expenses	2,135	2,164

Operating income (loss)	(1,815)	1,292
Interest income	208	476

Income (loss) before provision for (benefit from) income taxes	(1,607)	1,768
Provision for (benefit from) income taxes	(804)	619

Net income (loss)	$(803)	$1,149

Net income (loss) per share:
Basic	$(0.06)	$0.09
Diluted	$(0.06)	$0.09

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(803)	$1,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	331	182
Amortization of deferred compensation related to stock options	15	24
Provision for doubtful accounts	8	65
Changes in operating assets and liabilities:
Accounts receivable	(49)	1,279
Inventories	767	(300)
Prepaid expenses and other current assets	83	(113)
Accounts payable	(59)	330
Accrued compensation	75	23
Accrued liabilities	(103)	186
Accrued income taxes	—	(157)
Customer deposits	(77)	(20)

Net cash provided by operating activities	188	2,648

Cash flows from investing activities:
Purchases of securities held to maturity	(12,020)	(9,248)
Proceeds from maturities of securities held to maturity	11,379	11,466
Purchases of property and equipment	(318)	(870)
Investment in distributor	(46)	—

Net cash provided by (used in) investing activities	(1,005)	1,348

Cash flows from financing activities:
Proceeds from issuances of common stock	326	24

Net cash provided by financing activities	326	24

Net increase (decrease) in cash and cash equivalents	(491)	4,020
Cash and cash equivalents at beginning of period	1,523	3,103

Cash and cash equivalents at end of period	$1,032	$7,123

Supplemental cash flow information:
Cash refunds of (paid for) income taxes	$1,150	$(777)

Non-cash transactions:
Increase to shareholders’ equity related to the tax benefit of stock options exercised	$360	$31

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at March 31, 2002, and the operating results and cash flows for the three months ended March 31, 2002 and 2001. The results of operations during the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Note 2 — Accounts Receivable

     Accounts receivable consisted of the following:

	March 31,	December 31,
	2002	2001

Billed receivables	$4,020	$4,640
Unbilled receivables	1,169	499

	5,189	5,139
Allowance for doubtful accounts	(410)	(402)

Accounts receivable, net	$4,779	$4,737

Note 3 — Inventories

     Inventories consisted of the following:

	March 31,	December 31,
	2002	2001

Raw materials	$3,242	$3,118
Work in process	1,037	779
Finished goods	3,673	4,455
Inventories at customers under purchase order	664	1,032

Inventories	$8,616	$9,384

     Inventories at customers under purchase orders represents systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications prior to shipment.

Note 4 — Shareholders’ Equity

     Changes in shareholders’ equity during the three months ended March 31, 2002 were as follows:

Shareholders’ equity balance at December 31, 2001	$42,523
Issuances of common stock in conjunction with exercises of stock options	326
Tax benefit from stock options exercised	360
Amortization of deferred compensation related to stock options	15
Net loss	(803)

Shareholders’ equity balance at March 31, 2002	$42,421

Note 5 — Net Income (Loss) Per Share

     The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,

	2002	2001

Net income (loss)	$(803)	$1,149

Weighted average common shares:
Basic	12,845	12,640
Effect of dilutive stock options and warrants	—	649

Diluted	12,845	13,290

Net income (loss) per share:
Basic	$(0.06)	$0.09
Diluted	$(0.06)	$0.09

     The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended March 31, 2002 and 2001 were 1,676 and 327, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

     Certain statements contained in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans” and similar words and other statements of similar sense, are forward-looking statements. Our forward-looking statements generally relate to our growth strategies, financial results, product development activities and sales efforts. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the “Cautionary Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 15, 2002. These risks and uncertainties could cause actual results to differ materially from those projected or anticipated. We disclaim any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

     August Technology serves microelectronics device manufacturing industries with tools that enable manufacturers to bring new products to market faster and with less cost. As a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection and metrology systems, we make it possible for microelectronic device manufacturers to more effectively meet the needs of the high technology communication, transportation, entertainment, productivity, biomedical and security markets. The flexibility of our tools has allowed us to successfully serve the semiconductor manufacturing market while concurrently providing effective solutions for high growth markets such as data storage, micro displays, optoelectronics, photonics and MEMS. Microelectronic devices processed through our systems can be found in consumer products such as personal computers and computer peripherals, cell phones, personal digital assistants (PDAs), set-top boxes, electronic games, security systems, automobiles, medical devices and throughout the communications infrastructure in electrical, optical and wireless networks.

     During the first quarter of 2002 we continue to be in the midst of a significant downturn in both the semiconductor and microelectronic markets. This downturn began early in 2001 and has been driven by deteriorating macro-economic conditions that have caused a reduction in demand for semiconductor and microelectronic devices. This reduction in demand has resulted in device manufacturers having excess capacity and caused them to reduce their capital spending. Future quarterly results will continue to be impacted by this downturn, future business cycles, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.

     The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our

Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002.

Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

     Net Revenues. Net revenues decreased $5.4 million, or 49.5%, to $5.5 million for the three months ended March 31, 2002, from $10.9 million for the same period in 2001. The decrease in net revenues was the result of fewer shipments of our NSX systems due to the downturn discussed above. Net revenues derived from the sale of NSX systems represented 58% and 90% of net revenues in the first quarter of 2002 and 2001, respectively. The decline in NSX revenues was partially offset by revenues generated from sales of our 3Di and YieldPilot systems, which were introduced during 2001.

     International revenues represented 65% and 42% of our net revenues during the three months ended March 31, 2002 and 2001, respectively. International revenues are primarily comprised of sales into Asia, primarily Taiwan and Japan.

     Gross Profit. Gross profit decreased to $3.1 million, or 57.1% of net revenues, for the three months ended March 31, 2002, from $6.6 million, or 60.8% of net revenues, for the same period in 2001. The decrease in gross margin percentage was primarily due to the decrease in the number of systems manufactured, which resulted in lower manufacturing utilization and increased labor and overhead costs per system sold.

     Cost Management Program. In response to the industry downturn we adopted a cost management program that began in March 2001. This program included material cost reductions, a reduction in temporary and contract staff, work force reductions and a decrease in discretionary spending and overtime (the “Cost Cutting Programs”). The Cost Cutting Programs were kept in place throughout 2001 and certain programs have continued into the first quarter of 2002.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of employee salaries and related benefits, occupancy related costs and travel expenses. Selling, general and administrative expenses decreased 11.0% to $2.8 million, or 51.3% of net revenues, for the three months ended March 31, 2002, from $3.2 million, or 29.1% of net revenues, for the same period in 2001. The decrease in expense dollars was primarily due to the Cost Cutting Programs and to lower sales commissions due to the decrease in net revenues. The decrease was partially offset by an increase in depreciation expense related to assets capitalized subsequent to the first quarter of 2001 and expenses related to opening our direct sales and service office in Taiwan in the second quarter of 2001.

     Research and Development. Research and development expenses consist primarily of employee salaries and related benefits, and consulting fees for individuals engaged in the research, design and development of new products. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Research and development expenses decreased 1.3% to $2.1 million, or 38.7% of net revenues, for the three months ended March 31, 2002, from $2.2 million, or 19.8% of net revenues, for the same period in 2001. The decrease in research and development expenses was primarily due to the Cost Cutting Programs, substantially offset by increased investments focused on increasing throughput and reducing our customers’ cost of ownership of systems within each of our product lines.

     Interest Income. Interest income for the three months ended March 31, 2002 decreased 56.3% to $0.2 million, from $0.5 million for the same period in 2001. The decrease in interest income was due to lower overall investment balances in 2002, due to the use of cash during 2001 to fund operations and acquire property and equipment, and lower rates of return earned on investment balances.

     Income Taxes. The benefit from income taxes for the three months ended March 31, 2002 was $0.8 million, or an effective tax rate of 50%, as compared to a provision for income taxes of $0.6 million, or an effective rate of 35% for the same period in 2001. The higher effective income tax rate in 2002, compared to the federal statutory rate of 34% plus state and local taxes, was primarily due to the impact of federal and state general business credits.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

     During the three months ended March 31, 2002, working capital decreased to $34.5 million as compared to $37.2 million at December 31, 2001. Working capital decreased primarily due to the reinvestment of maturities of cash equivalents and short-term investments in long-term investments.

     At March 31, 2002 our principal sources of liquidity consisted of $26.1 million of cash, cash equivalents and investments and $5.0 million of available credit facilities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and others of which relate to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries. We have no outstanding debt at March 31, 2002. Although liquidity requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing cash and investment balances and our line of credit will be adequate to satisfy our liquidity requirements for the next twelve months.

Cash Flows

     During the three months ended March 31, 2002, net cash provided by operating activities was $0.2 million, which resulted primarily from decreased inventories and the add back of depreciation and amortization, partially offset by our net loss during the period. Net cash used by investing activities was $1.0 million, primarily due to $12.0 million of purchased investments and $0.3 million of additions to property and equipment, partially offset by $11.4 million of proceeds from maturities of investments. Net cash provided by financing activities was $0.3 million from the proceeds received from issuances of common stock.

     During the three months ended March 31, 2001, net cash provided by operating activities was $2.6 million, which resulted primarily from decreased accounts receivable and increased accounts payable and other accrued liabilities, partially offset by increased inventories. Net cash provided by investing activities was $1.3 million, primarily due to $11.5 million of proceeds from maturities of investments, partially offset by $9.2 million of purchased investments and $0.9 million for additions to property and equipment. Net cash provided by financing activities was entirely from the proceeds received from issuances of common stock.

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

Credit Risk

     Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. As of March 31, 2002, 86% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: May 3, 2002	By: /s/ JEFF L. O’DELL Jeff L. O’Dell Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2002	By: /s/ THOMAS C. VELIN Thomas C. Velin Chief Financial Officer (Principal Financial and Accounting Officer)