Form 10-Q
period 2002-06-30
AUGUST TECHNOLOGY CORP
filed 2002-08-14
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

As of July 31, 2002, there were 13,120,624 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PART I                      FINANCIAL INFORMATION

Item 1. Financial Statements

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$3,406	$1,523
Short-term investments	18,950	23,196
Accounts receivable, net	4,638	4,737
Inventories	8,663	9,384
Prepaid expenses and other current assets	1,388	2,838

Total current assets	37,045	41,678
Property and equipment, net	3,703	3,541
Long-term investments	2,088	1,138
Other assets	725	798

Total assets	$43,561	$47,155

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,976	$1,641
Accrued compensation	672	615
Accrued liabilities	465	536
Customer deposits	932	1,715

Total current liabilities	4,045	4,507
Other non-current liabilities	110	125

Total liabilities	4,155	4,632

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 13,112,586 and 12,812,164 shares issued and outstanding, respectively	42,037	41,020
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(135)	(192)
Retained earnings (accumulated deficit)	(2,530)	1,704
Accumulated other comprehensive income (loss)	34	(9)

Total shareholders’ equity	39,406	42,523

Total liabilities and shareholders’ equity	$43,561	$47,155

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenues	$6,980	$10,155	$12,490	$21,059
Cost of revenues	2,965	3,923	5,329	8,194

Gross profit	4,015	6,232	7,161	12,865
Selling, general and administrative expenses	2,832	3,071	5,658	6,248
Research and development expenses	2,729	2,176	4,864	4,340
Non-recurring expenses	568	432	568	432

Operating income (loss)	(2,114)	553	(3,929)	1,845
Interest income	174	371	382	847
Other expense	—	(17)	—	(17)

Income (loss) before provision for income taxes	(1,940)	907	(3,547)	2,675
Provision for income taxes	1,491	290	687	909

Net income (loss)	$(3,431)	$617	$(4,234)	$1,766

Net income (loss) per share:
Basic	$(0.26)	$0.05	$(0.33)	$0.14
Diluted	$(0.26)	$0.05	$(0.33)	$0.13

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(4,234)	$1,766
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	896	—
Depreciation and amortization	681	405
Amortization of deferred compensation related to stock options	31	47
Provision for doubtful accounts	26	114
Loss on disposition of assets	—	17
Issuance of stock options to nonemployees	—	18
Changes in operating assets and liabilities:
Accounts receivable	73	(637)
Inventories	721	259
Prepaid expenses and other current assets	1,129	(322)
Accounts payable	336	(409)
Accrued compensation	57	(265)
Accrued liabilities	(86)	(351)
Customer deposits	(783)	(183)

Net cash provided by (used in) operating activities	(1,153)	459

Cash flows from investing activities:
Maturities of marketable securities	19,823	31,712
Purchases of marketable securities	(16,487)	(28,816)
Purchases of property and equipment	(797)	(1,211)
Investment in other assets	(546)	(110)

Net cash provided by investing activities	1,993	1,575

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,043	307

Net cash provided by financing activities	1,043	307

Effect of exchange rates on cash and cash equivalents	—	(6)

Net increase in cash and cash equivalents	1,883	2,335
Cash and cash equivalents at beginning of period	1,523	3,103

Cash and cash equivalents at end of period	$3,406	$5,438

Supplemental cash flow information:
Cash refunds of (paid for) income taxes	$1,749	$(1,877)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at June 30, 2002, and the operating results and cash flows for the six months ended June 30, 2002 and 2001. The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002.

     The accompanying consolidated financial statements include the accounts of August Technology Corporation and its subsidiaries (together, the “Company”). All significant intercompany balances and transactions are eliminated in Consolidation.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Note 2 — Pending Acquisition

     On May 23, 2002, the Company entered into a definitive agreement (the “Agreement”) with ASTI Holdings, Ltd. (“ASTI”) of Singapore to acquire Semiconductor Technologies and Instruments, Inc. (“STI”) for a purchase price of $26.1 million, consisting of $12 million cash, a $3 million six month note to ASTI and $11.1 million in stock. The Company has requested changes in the terms of the Agreement including a reduction in the purchase price. The Company and ASTI are in the process of negotiating an amendment to the Agreement.

     There is no assurance that the Company and ASTI will agree upon an amendment to the Agreement on terms acceptable to the Company. In the event the Company and ASTI do not agree upon an amendment to the Agreement, the Company believes it is entitled to terminate the Agreement without payment of a $2.6 million break up fee (the “Break up Fee”), as outlined in the Agreement. ASTI may dispute the Company’s right to terminate the Agreement and seek the Break up Fee or damages under the Agreement in an arbitration proceeding or through litigation. In the event the Company fails to prevail in any such dispute, resulting damage awards or the payment of the Break up Fee and the write-off of $0.1 million of acquisition costs, on the balance sheet as of June 30, 2002, may have a material effect on the Company’s financial condition. Whether or not the Company prevails, the legal expenses involved in any such proceeding may be material.

Note 3 – Accounts Receivable

     Accounts receivable consisted of the following:

	June 30,	December 31,
	2002	2001

Billed receivables	$4,331	$4,640

Unbilled receivables	735	499

	5,066	5,139

Allowance for doubtful accounts	(428)	(402)

Accounts receivable, net	$4,638	$4,737

Note 4 – Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$3,076	$3,118

Work in process	1,067	779

Finished goods	3,868	4,455

Inventories at customers under purchase orders	652	1,032

Inventories	$8,663	$9,384

     Inventories at customers under purchase orders represents systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications as of June 30, 2002 or December 31, 2001.

Note 5 – Investments

     During the quarter ended June 30, 2002, the Company changed the classification of all of its investments from held-to-maturity to available-for-sale. The change in classification was due to the Company’s announcement of the pending acquisition of STI, which would require the sale of a portion of the investments to fund the acquisition. Available-for-sale investments are recorded at fair value. At June 30, 2002 the Company had recorded a net unrealized gain of $40 as a component of other comprehensive income.

Note 6 – Other Assets

     During the quarter ended June 30, 2002, the Company invested $500 in Excelerate Technologies, Inc. in the form of a six month note receivable. The note receivable bears interest at 8% and is convertible into preferred stock of Excelerate Technologies.

Note 7 – Shareholders’ Equity

     Changes in shareholders’ equity during the six months ended June 30, 2002 were as follows:

Shareholders’ equity balance at December 31, 2001	$42,523

Issuances of common stock in conjunction with:

Exercises of employee stock options	913

Employee stock purchase plan	130

Amortization of deferred compensation related to stock options	31

Comprehensive loss:

Net loss	(4,234)

Other comprehensive income	43

Shareholders’ equity balance at June 30, 2002	$39,406

Note 8 – Income Taxes

     The Company has deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. As a result of operating losses during the previous twelve months, anticipated operating losses for the remainder of 2002 and uncertainty as to the extent and timing of profitability in future periods, the Company has recorded a full valuation allowance of $3.0 million against its deferred tax assets as of June 30, 2002, resulting in income tax expense of $687 for the six months ended June 30, 2002.

Note 9 – Net Income (Loss) Per Share

     The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30

	2002	2001	2002	2001

Net income (loss)	$(3,431)	$617	$(4,234)	$1,766

Weighted average common shares:

Basic	13,033	12,687	12,939	12,664

Effect of dilutive stock options and warrants	—	614	—	636

Diluted	13,033	13,301	12,939	13,300

Net income (loss) per share:

Basic	$(0.26)	$0.05	$(0.33)	$0.14

Diluted	$(0.26)	$0.05	$(0.33)	$0.13

     The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended June 30, 2002 and 2001 were 1,533 and 460, respectively, and for the six months ended June 30, 2002 and 2001 were 1,604 and 439, respectively.

Note 10 — Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as net income (loss) and other changes in shareholders’ equity from transactions and other events from sources other than shareholders. The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$(3,431)	$617	$(4,234)	$1,766
Other comprehensive income (loss):
Foreign currency translation adjustment	3	(8)	3	(8)
Net unrealized gains on investments	40	—	40	—

Comprehensive income (loss)	$(3,388)	$609	$(4,191)	$1,758

Note 11 — Subsequent Events

     The Company’s revolving credit line agreement expired on June 30, 2002 and the Company subsequently entered into a revolving credit line agreement (the “Credit Facility”) with a bank on July 26, 2002 that expires in April 2004. The Credit Facility allows for borrowings of up to $5.0 million subject to availability based on accounts receivable and inventory balances. Interest is payable monthly at the 30-day LIBOR rate plus 2.25%. The Credit Facility contains financial covenants which include levels of tangible net worth, capital expenditures and default provisions, including provisions related to non-payment of principal and interest, bankruptcy and default under other debt agreements. There is no balance outstanding under the Credit Facility as of the date of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

     Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans” and similar words and other statements of similar sense, are forward-looking statements. Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the “Cautionary Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 15, 2002. The risks and uncertainties could cause actual results to differ materially from those projected or anticipated. We disclaim any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

     August Technology serves microelectronics device manufacturing industries with tools that enable manufacturers to bring new products to market faster and with less cost. As a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated micro defect inspection and metrology systems, we make it possible for microelectronic device manufacturers to more effectively meet the needs of the high technology communication, transportation, entertainment, productivity, biomedical and security markets. The flexibility of our tools has allowed us to successfully serve the semiconductor manufacturing market while concurrently providing effective solutions for high growth markets such as data storage, medical devices, micro displays, optoelectronics, photonics and MEMS. Microelectronic devices processed through our systems can be found in consumer products such as personal computers and computer peripherals, cell phones, personal digital assistants (PDAs), set-top boxes, electronic games, security systems, automobiles, medical devices and throughout the communications infrastructure in electrical, optical and wireless networks.

     The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002.

     We continue to be in the midst of a significant downturn in both the semiconductor and microelectronic markets. The downturn began early in 2001 and has been driven by deteriorating macro-economic conditions that have caused a reduction in demand for semiconductor and microelectronic devices. This reduction in demand has resulted in device manufacturers having excess capacity and caused them to reduce their capital spending. In response to the ongoing downturn, we are continuing our cost management program that began in March 2001. The program has included raw material cost reductions, reductions in temporary and contract staff, work force reductions and decreases in discretionary spending, compensation expenditures and overtime (the “Cost Cutting Programs”). The current downturn, future business cycles, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures will impact future quarterly results.

Results of Operations

     Net Revenues. Net revenues were $7.0 million and $12.5 million for the three and six month periods ended June 30, 2002, compared to $10.2 million and $21.1 million for the same periods in 2001, representing a decrease of $3.2 million, or 31.3%, and $8.6 million, or 40.7%, for the respective periods. The decrease in net revenues was the result of fewer shipments of our NSX systems due to the downturn discussed above. The decline in NSX revenues was partially offset by revenues generated from sales of our 3Di systems, which began shipping during the third quarter of 2001.

     Gross Margin. Gross margins were 57.5% and 57.3% of net revenues for the three and six month periods ended June 30, 2002, compared to 61.4% and 61.1% of net revenues for the same periods in 2001. The decrease in gross margins was primarily due to the decrease in the number of systems manufactured, which resulted in lower manufacturing utilization and increased labor and overhead costs per system sold.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs. Selling, general and administrative expenses were $2.8 million and $5.7 million for the three and six month periods ended June 30, 2002, compared to $3.1 million and $6.2 million for the same periods in 2001, representing a decrease of 7.8% and 9.4% for the respective periods. As a percentage of net revenues, expenses were 40.6% and 45.3% for the three and six month periods ended June 30, 2002, compared to 30.2% and 29.7% for the same periods in 2001. The decrease in expense dollars was primarily due to the Cost Cutting Programs, partially offset by an increase in depreciation expense related to assets capitalized subsequent to the beginning of the second quarter of 2001 and expenses related to opening our direct sales and service office in Taiwan during the second quarter of 2001.

     Research and Development Expenses. Research and development expenses consist primarily of employee salaries and related benefits, and consulting fees for individuals engaged in the research, design and development of new products. Research and development expenses were $2.7 million and $4.9 million for the three and six month periods ended June 30, 2002, compared to $2.2 million and $4.3 million for the same periods in 2001, representing an increase of 25.4% and 12.1% for the respective periods. As a percentage of net revenues, the expenses were 39.1% and 38.9% for the three and six month periods ended June 30, 2002, compared to 21.4% and 20.6% for the same periods in 2001. The increase in expenses was primarily due to the hiring of additional engineers and the use of outside contractors to advance the development of new and existing products in each of our product lines, partially offset by the Cost Cutting Programs and a reduction in employee recruiting and relocation costs due to hirings in the current year were made with fewer relocations and minimal use of recruiting agencies.

     Non-recurring Expenses. Non-recurring expenses for the three and six month periods ended June 30, 2002 were $568,000 and included $184,000 of employee severance costs and $384,000 of expenses related to the modification of our distributor agreement, as a result of our decision to sell directly to customers in Asia, except Japan and South Korea. Non-recurring expenses for the three and six month periods ended June 30, 2001 were $432,000 and included $84,000 of employee severance costs related to a reduction in work force implemented in late April 2001 and $348,000 of expenses related to the termination of our distributor agreement in Taiwan, as a result of our decision to sell directly to customers in Taiwan.

     Interest Income. Interest income was $174,000 and $382,000 for the three and six month periods ended June 30, 2002, compared to $371,000 and $847,000 for the same periods in 2001. The decrease in interest income was due to lower overall investment balances in 2002, due to the use of cash to fund operations and acquire property and equipment, and lower rates of return earned on investment balances.

     Income Taxes. The provisions for income taxes were $1.5 million and $0.7 million for the three and six month periods ended June 30, 2002, compared to $0.3 million and $0.9 million for the same periods in 2001. The provision for income taxes recorded during the second quarter, rather than the recording of a tax benefit on the pre-tax loss during the period, was due to the recording of a full valuation allowance against deferred tax assets. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. As a result of operating losses during the previous twelve months, anticipated operating losses for the remainder of 2002 and uncertainty as to the extent and timing of profitability in future periods, we have recorded a full valuation allowance of $3.0 million against our deferred tax assets as of June 30, 2002. The provision for the six months ended June 30, 2002 is partially offset by the tax benefit recorded in the first quarter of 2002.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

     During the six months ended June 30, 2002, working capital decreased to $33.0 million as compared to $37.2 million at December 31, 2001. Working capital decreased primarily due to the use of cash and cash equivalents and short-term investments to fund operations, acquire property and equipment, invest in other assets and the recording of a valuation allowance against our current deferred tax assets. The decrease was partially offset by proceeds received from issuances of common stock.

     At June 30, 2002 our principal sources of liquidity consisted of $24.4 million of cash and cash equivalents and investments. Our revolving credit line agreement expired in June 2002 and we have subsequently entered into a revolving credit line agreement with a bank that expires in April 2004. This agreement allows for borrowings of up to $5.0 million subject to availability based on accounts receivable and inventory balances. Interest is payable monthly at the 30-day LIBOR rate plus 2.25%. The agreement contains financial covenants which include levels of tangible net worth, capital expenditures and default provisions, including provisions related to non-payment of principal and interest, bankruptcy and default under other debt agreements. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the possible acquisition of Semiconductor Technologies and Instruments, Inc. (“STI”), as described below, and others of which relate to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries. We have no outstanding debt at June 30, 2002. Although liquidity requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing cash and investment balances and our line of credit will be adequate to satisfy our liquidity requirements for the next twelve months.

Pending Acquisition

     On May 23, 2002, we entered into a definitive agreement (the “Agreement”) with ASTI Holdings, Ltd. (“ASTI”) of Singapore to acquire STI for a purchase price of $26.1 million, consisting of $12 million cash, a $3 million six month note to ASTI and $11.1 million in stock. We have requested changes in the terms of the Agreement including a reduction in the purchase price. We are in the process of negotiating an amendment to the Agreement with ASTI.

     There is no assurance that we will agree upon an amendment to the Agreement, with ASTI, on terms acceptable to us. In the event we do not agree upon an amendment to the Agreement with ASTI, we believe we are entitled to terminate the Agreement without payment of a $2.6 million break up fee (the “Break up Fee”), as outlined in the Agreement. ASTI may dispute our right to terminate the Agreement and seek the Break up Fee or damages under the Agreement in an arbitration proceeding or through litigation. In the event we fail to prevail in any such dispute, resulting damage awards or the payment of the Break up Fee and the write-off of $0.1 million of acquisition costs, on the balance sheet as of June 30, 2002, may have a material effect on our financial condition. Whether or not we prevail, the legal expenses involved in any such proceeding may be material.

Cash Flows

     Net cash used in operating activities for the six months ended June 30, 2002 was $1.2 million, which resulted primarily from our net loss, partially offset by non-cash charges and decreased prepaid expenses and other current assets. Net cash provided by investing activities was $2.0 million, primarily due to $3.3 million of net proceeds from maturities of investments partially offset by $0.8 million of purchases of property and equipment. Net cash provided by financing activities was $1.0 million from the proceeds received from the exercises of stock options and the employee stock purchase plan.

     Net cash provided by operating activities for the six months ended June 30, 2001 was $0.5 million , which resulted primarily from net income and non-cash charges, partially offset by increased accounts receivable and decreased accounts payable and accrued liabilities. Net cash provided by investing activities was $1.6 million, primarily due to $2.9 million of net proceeds from maturities of investments offset by the purchase of $1.2 million of property and equipment. Net cash provided by financing activities was $0.3 million from the proceeds received from the exercises of stock options and the employee stock purchase plan.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Market Risk

     We are exposed to market risk primarily from changes in interest rates and credit risk. We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

     We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the “Investment Portfolio”). The entire Investment Portfolio classification was changed from held-to-maturity to available-for-sale and, accordingly, is recorded on the balance sheet at fair market value, with unrealized gains or losses excluded from earnings and included in “Accumulated other comprehensive income (loss)” until realized. The entire Investment Portfolio is denominated in U.S. dollars. We do not use derivative financial instruments in the Investment Portfolio. Due to the short duration of our investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operations.

Credit Risk

     Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. As of June 30, 2002, 90% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on April 30, 2002 at the Company’s world headquarters at 4900 West 78th Street, Bloomington, Minnesota. Of the 12,855,219 shares of Common Stock outstanding as of March 8, 2002 (the record date) 11,830,411 shares (92%) were present or represented by proxy at the meeting.

1.	The shareholders approved the Board of Director’s recommendation for setting the number of directors at seven. This proposal received 11,828,196 votes for and 1,065 votes against, with 1,150 votes abstaining.

2.	The shareholders elected Linda Hall Whitman for Class II Director, pursuant to the following votes:

	Votes For	Votes Withheld

Linda Hall Whitman	11,799,235	31,176

The terms of Jeff L. O’Dell and Michael Wright as Class I directors, and James A. Bernards and Roger E. Gower, as Class III directors of the Company, were not subject to reelection at this meeting and thus their terms continued after the meeting. To focus their time and attention on engineering projects, Mark R. Harless and Thomas C. Verburgt, resigned from their positions as directors of the Company in Class I and II, respectively, effective April 12, 2002. Sections 3.2 and 3.3 of the current Bylaws grant to the Board of Directors the right to fill, by majority vote, the vacancies resulting from the resignations of Mr. Harless and Mr. Verburgt.

3.	The shareholders approved an amendment to the Company’s 2000 Employee Stock Purchase Plan to allow all employees of the Company and its subsidiaries to participate including employees outside of the United States. This proposal received 11,783,594 votes for and 9,717 votes against, with 37,100 votes abstaining.

4.	The shareholders approved an amendment to the Company’s 1997 Stock Option Plan to clarify that all employees of the Company and its subsidiaries are allowed to participate including employees outside of the United States. This proposal received 11,621,359 votes for and 171,652 votes against, with 37,400 votes abstaining.

Item 6.	Exhibits and Reports on Form 8-K

                                 (a)  Exhibits:

10.1	Amendment to the 1997 Stock Option Plan as of April 30, 2002

10.2	Amendment to the 2000 Employee Stock Purchase Plan as of April 30, 2002

                                 (b)  Reports on Form 8-K:

Current report on Form 8-K dated May 10, 2002, filed May 13, 2002 and amended June 4, 2002 was filed pursuant to Item 5 (Other Events) to report the press release announcing the resignation of Thomas Velin as the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: August 14, 2002	By: /s/ JEFF L. O’DELL

Jeff L. O’Dell Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002	By: /s/ SCOTT A. GABBARD

Scott A. Gabbard Acting Chief Financial Officer and Vice President, Finance

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended: June 30, 2002	Commission File No.: 000-30637

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1	Amendment to the 1997 Stock Option Plan as of April 30, 2002

10.2	Amendment to the 2000 Employee Stock Purchase Plan as of April 30, 2002