Form 10-Q
period 2002-09-30
AUGUST TECHNOLOGY CORP
filed 2002-11-13
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of October 31, 2002, there were 13,129,969 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$6,112	$1,523

Short-term investments	15,538	23,196

Accounts receivable, net	6,428	4,737

Inventories	8,430	9,384

Prepaid expenses and other current assets	1,088	2,838

Total current assets	37,596	41,678

Property and equipment, net	3,742	3,541

Long-term investments	—	1,138

Other assets	716	798

Total assets	$42,054	$47,155

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,950	$1,641

Accrued compensation	923	615

Accrued liabilities	470	536

Customer deposits	1,684	1,715

Total current liabilities	5,027	4,507

Other non-current liabilities	102	125

Total liabilities	5,129	4,632

Shareholders’ equity:

Common stock, no par value, 42,000,000 shares authorized, 13,129,969 and 12,812,164 shares issued and outstanding, respectively	42,066	41,020

Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—

Deferred compensation related to stock options	(118)	(192)

Retained earnings (accumulated deficit)	(5,079)	1,704

Accumulated other comprehensive income (loss)	56	(9)

Total shareholders’ equity	36,925	42,523

Total liabilities and shareholders’ equity	$42,054	$47,155

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$6,273	$3,253	$18,763	$24,312

Cost of revenues	2,819	1,494	8,148	9,688

Gross profit	3,454	1,759	10,615	14,624

Selling, general and administrative expenses	3,104	2,691	8,762	8,939

Research and development expenses	2,347	1,809	7,211	6,149

Non-recurring expenses	676	—	1,244	432

Operating loss	(2,673)	(2,741)	(6,602)	(896)

Interest income	124	330	506	1,177

Other expense	—	—	—	(17)

Income (loss) before provision for (benefit from) income taxes	(2,549)	(2,411)	(6,096)	264

Provision for (benefit from) income taxes	—	(1,033)	687	(124)

Net income (loss)	$(2,549)	$(1,378)	$(6,783)	$388

Net income (loss) per share:

Basic	$(0.19)	$(0.11)	$(0.52)	$0.03

Diluted	$(0.19)	$(0.11)	$(0.52)	$0.03

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$(6,783)	$388

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	1,042	637

Deferred income taxes	896	—

Provision for doubtful accounts	71	136

Amortization of deferred compensation related to stock options	50	70

Loss on disposition of assets	—	17

Changes in operating assets and liabilities:

Accounts receivable	(1,762)	3,545

Inventories	954	(725)

Prepaid expenses and other current assets	1,428	(1,440)

Accounts payable	309	(972)

Accrued compensation	308	(220)

Accrued liabilities	(88)	(381)

Customer deposits	(31)	(281)

Net cash provided by (used in) operating activities	(3,606)	774

Cash flows from investing activities:

Maturities of marketable securities	31,538	42,966

Purchases of marketable securities	(22,676)	(43,966)

Purchases of property and equipment	(1,177)	(2,006)

Investment in other assets	(559)	(236)

Net cash provided by (used in) investing activities	7,126	(3,242)

Cash flows from financing activities:

Net proceeds from issuances of common stock	1,070	451

Net cash provided by financing activities	1,070	451

Effect of exchange rates on cash and cash equivalents	(1)	(3)

Net increase (decrease) in cash and cash equivalents	4,589	(2,020)

Cash and cash equivalents at beginning of period	1,523	3,103

Cash and cash equivalents at end of period	$6,112	$1,083

Supplemental cash flow information:

Cash refunds of (paid for) income taxes	$1,749	$(2,005)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at September 30, 2002, the operating results for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002.

         The accompanying consolidated financial statements include the accounts of August Technology Corporation and its subsidiaries (together, the “Company”). All intercompany balances and transactions are eliminated in consolidation.

         Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Note 2 – Terminated Acquisition

         On May 23, 2002, the Company entered into a definitive agreement (the “Agreement”) with ASTI Holdings, Ltd. (“ASTI”) of Singapore to acquire Semiconductor Technologies & Instruments, Inc. (“STI”) for a purchase price of $26.1 million, consisting of $12 million cash, a $3 million six month note to ASTI and $11.1 million in stock. Due to discoveries made during due diligence, the Company requested changes in the terms of the Agreement including a reduction in the purchase price. The Company and ASTI were unable to reach resolution on this matter and as a result the Company notified ASTI on August 21, 2002 of the termination of the Agreement on the basis that the conditions to the Company’s obligations set forth in the Agreement could no longer be satisfied. As a result, the Company wrote-off all costs related to the acquisition during the third quarter of 2002.

         The Company believes it is entitled to terminate the Agreement and that ASTI owes the Company a $2.6 million break up fee (the “Break up Fee”), as outlined in the Agreement. ASTI disputes the Company’s right to terminate the Agreement and the Company and ASTI are currently in negotiations to settle the dispute. If such negotiations fail, it is possible that one or both parties will seek the Break up Fee or damages under the Agreement in an arbitration proceeding or through litigation. In the event the Company fails to prevail in any such dispute, resulting damage awards or the payment of the Break up Fee may have a material adverse effect on the Company’s financial condition. Whether or not the Company prevails, the legal expenses involved in any such proceeding may be material.

Note 3 – Accounts Receivable

         Accounts receivable consisted of the following:

	September 30,	December 31,
	2002	2001

Billed receivables	$6,350	$4,640

Unbilled receivables	551	499

	6,901	5,139

Allowance for doubtful accounts	(473)	(402)

Accounts receivable, net	$6,428	$4,737

Note 4 – Inventories

         Inventories consisted of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$3,176	$3,118

Work in process	1,476	779

Finished goods	3,082	4,455

Inventories at customers under purchase orders	696	1,032

Inventories	$8,430	$9,384

         Inventories at customers under purchase orders represent systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications as of September 30, 2002 or December 31, 2001.

Note 5 – Investments

         The Company changed the classification of all of its investments from held-to-maturity to available-for-sale during the second quarter of 2002. Available-for-sale securities are recorded at fair value, with the unrealized gains and losses reported in Shareholders’ Equity under the caption “Accumulated other comprehensive income (loss)”. Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income. Net unrealized gains on investments were $26 and $66 for the three and nine months ended September 30, 2002, respectively.

Note 6 – Other Assets

         On May 6, 2002, the Company invested $500 in Excelerate Technologies, Inc. in the form of a note receivable. The note receivable bears interest at 8%, matures on May 5, 2003 and upon maturity is convertible into preferred stock of Excelerate Technologies.

Note 7 – Shareholders’ Equity

         Changes in shareholders’ equity during the nine months ended September 30, 2002 were as follows:

Shareholders’ equity balance at December 31, 2001	$42,523

Issuances of common stock in conjunction with:

Exercises of employee stock options	940

Employee stock purchase plan	130

Amortization of deferred compensation related to stock options	50

Comprehensive loss:

Net loss	(6,783)

Other comprehensive income	65

Shareholders’ equity balance at September 30, 2002	$36,925

         Note 8 – Income Taxes

         The Company has deferred tax assets of $4.0 million as of September 30, 2002, which have arisen primarily as a result of operating losses, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. As a result of operating losses during the previous fifteen months, anticipated operating losses for the remainder of 2002 and uncertainty as to the extent and timing of profitability in future periods, the Company continues to record a full valuation allowance against its deferred tax assets as of September 30, 2002. Accordingly, a $3.1 million tax benefit has been offset by a $3.1 million valuation allowance, which due to the recording of an income tax benefit in the first quarter of 2002, has resulted in income tax expense of $687 for the nine months ended September 30, 2002. The remaining $869 of the deferred tax assets relate to the tax benefit of stock options, which has also been offset by an $869 valuation allowance. Any future benefit resulting from the reversal of the valuation allowance related to the exercise of stock options will result in an increase in common stock.

         Note 9 – Net Income (Loss) Per Share

         The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(2,549)	$(1,378)	$(6,783)	$388

Weighted average common shares:

Basic	13,123	12,768	13,000	12,698

Effect of dilutive stock options and warrants	—	—	—	616

Diluted	13,123	12,768	13,000	13,314

Net income (loss) per share:

Basic	$(0.19)	$(0.11)	$(0.52)	$0.03

Diluted	$(0.19)	$(0.11)	$(0.52)	$0.03

         The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended September 30, 2002 and 2001 were 1,465 and 1,587, respectively, and for the nine months ended September 30, 2002 and 2001 were 1,557 and 352, respectively.

Note 10 – Comprehensive Income (Loss)

         Comprehensive income (loss) is defined as net income (loss) and other changes in shareholders’ equity from transactions and other events from sources other than shareholders. The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(2,549)	$(1,378)	$(6,783)	$388

Other comprehensive income (loss):

Foreign currency translation adjustment	(4)	5	(1)	(3)

Net unrealized gains on investments	26	—	66	—

Comprehensive income (loss)	$(2,527)	$(1,373)	$(6,718)	$385

Note 11 – Line of Credit

         The Company entered into a revolving credit line agreement (the “Credit Facility”) with a bank on July 26, 2002 that expires in April 2004. The Credit Facility allows for borrowings of up to $5.0 million subject to availability based on accounts receivable and inventory balances. Interest is payable monthly at the 30-day LIBOR rate plus 2.25%. The Credit Facility contains financial covenants which include levels of tangible net worth, capital expenditures and default provisions, including provisions related to non-payment of principal and interest, bankruptcy and default under other debt agreements. There is no balance outstanding under the Credit Facility as of September 30, 2002.

Note 12 – New Accounting Pronouncements

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company does not expect that the adoption of SFAS 146 will have an effect on its consolidated financial statements. The Company will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

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

         We continue to be in the midst of a significant downturn in both the semiconductor and microelectronic markets. The downturn began early in 2001 and has been driven by deteriorating macro-economic conditions that have caused a reduction in demand for semiconductor and microelectronic devices. This reduction in demand has resulted in device manufacturers having excess capacity and caused them to reduce their capital spending. In response to the ongoing downturn, we are continuing our cost management program that began in March 2001. The program has included, at various times, raw material cost reductions, reductions in temporary and contract staff, work force reductions, mandatory vacation time and decreases in discretionary spending, certain compensation expenditures and overtime (the “Cost Cutting Programs”). The current downturn, future business cycles, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures will impact future quarterly results.

Results of Operations

         Net Revenues. Net revenues were $6.3 million and $18.8 million for the three and nine month periods ended September 30, 2002, compared to $3.3 million and $24.3 million for the same periods in 2001, representing an increase of 92.8%, and a decrease of 22.8%, for the respective periods. The increase in net revenues for the three months ended September 30, 2002 versus 2001 is due to revenues from our 3Di Series, which began shipping during the third quarter of 2001, partially offset by lower NSX revenues. The decline in revenues for the nine months ended September 30, 2002 versus 2001 is a result of lower NSX revenues, partially offset by revenues from our 3Di Series. The decrease in NSX revenues during the three and nine months ended September 30, 2002 is due to the continued downturn noted earlier.

         Gross Margin. Gross margins were 55.1% and 56.6% of net revenues for the three and nine month periods ended September 30, 2002, compared to 54.1% and 60.2% of net revenues for the same periods in 2001. The increase in gross margins for the three months ended September 30, 2002 versus 2001 was primarily due to an increase in the number of systems manufactured, which resulted in higher manufacturing utilization and decreased labor and overhead costs per system sold, partially offset by sales of models within the 3Di Series that have lower margins than the NSX Series. The decrease in gross margins for the nine months ended September 30, 2002 versus 2001 was primarily due to a decrease in the number of systems manufactured, which resulted in lower manufacturing utilization and increased labor and overhead costs per system sold, and to lower 3Di margins noted above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs. Selling, general and administrative expenses were $3.1 million and $8.8 million for the three and nine month periods ended September 30, 2002, compared to $2.7 million and $8.9 million for the same periods in 2001, representing an increase of 15.3% and a decrease of 2.0% for the respective periods. As a percentage of net revenues, expenses were 49.5% and 46.7% for the three and nine month periods ended September 30, 2002, compared to 82.7% and 36.8% for the same periods in 2001. The increase in expenses for the three months ended September 30, 2002 versus 2001 was primarily due to increases in: (i) the costs associated with systems being evaluated by customers; (ii) employee compensation; and (iii) depreciation expense, partially offset by the continued use of various components of our Cost Cutting Programs. The decrease in expense dollars for the nine months ended September 30, 2002 versus 2001 was primarily due to the Cost Cutting Programs and a decline in commissions expense due to the decreased revenues, partially offset by an increase in depreciation expense related to assets capitalized subsequent to the beginning of the third quarter of 2001.

         Research and Development Expenses. Research and development expenses consist primarily of employee salaries and related benefits, and consulting fees for individuals engaged in the research, design and development of new products. Research and development expenses were $2.3 million and $7.2 million for the three and nine month periods ended September 30, 2002, compared to $1.8 million and $6.1 million for the same periods in 2001, representing an increase of

29.7% and 17.3% for the respective periods. As a percentage of net revenues, the expenses were 37.4% and 38.4% for the three and nine month periods ended September 30, 2002, compared to 55.6% and 25.3% for the same periods in 2001. The increase in expenses for both the three and nine month periods was primarily due to our focus on advancing the development of new and existing products in each of our product lines, which led to the hiring of additional engineers and the use of additional outside contractors. These increases were partially offset by the continued use of various components of our Cost Cutting Programs and a reduction in employee recruiting and relocation costs due to hirings in the current year were made with fewer relocations and minimal use of recruiting agencies.

         Non-recurring Expenses. Non-recurring expenses for the three month period ended September 30, 2002 were $676,000 which included $459,000 for the write-off of acquisition related costs, $173,000 of employee severance costs and $44,000 of expenses related to the modification of our distributor agreement with Metron Technology, LTD (“Metron”), as a result of our decision to sell directly to customers in Asia, except Japan and South Korea. Non-recurring expenses for the nine month period ended September 30, 2002 were $1.2 million which included $459,000 for the write-off of acquisition related costs, $428,000 of expenses related to the modification of our distributor agreement with Metron and $357,000 of employee severance costs. Non-recurring expenses for the nine months ended September 30, 2001 were $432,000 which included $348,000 of expenses related to the modification of our distributor agreement with Metron, as a result of our decision to sell directly to customers in Taiwan and $84,000 of employee severance costs related to a reduction in work force.

         Interest Income. Interest income was $124,000 and $506,000 for the three and nine month periods ended September 30, 2002, compared to $330,000 and $1.2 million for the same periods in 2001. The decrease in interest income was due to lower overall investment balances in 2002, due to the use of cash to fund operations and acquire property and equipment, and lower rates of return earned on investment balances.

         Income Taxes. The provisions for income taxes were none and $687,000 for the three and nine month periods ended September 30, 2002, compared to a tax benefit of $1.0 million and $124,000 for the same periods in 2001. There was no provision for income taxes recorded during the three months ended September 30, 2002 due to the recording of a full valuation allowance against deferred tax assets. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. As a result of operating losses during the previous fifteen months, anticipated operating losses for the remainder of 2002 and uncertainty as to the extent and timing of profitability in future periods, we continue to record a full valuation allowance of $3.1 million against deferred tax assets as of September 30, 2002. The provision for the nine months ended September 30, 2002 is partially offset by a tax benefit recorded in the first quarter of 2002.

         We recorded a tax benefit during the nine months ended September 30, 2001, rather than tax expense associated with the pre-tax income, due to the relative size of certain tax credits that were to be earned during 2001 in proportion to the expected level of income before taxes in 2001.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

         During the nine months ended September 30, 2002, working capital decreased to $32.6 million as compared to $37.2 million at December 31, 2001. Working capital decreased primarily due to the use of cash and cash equivalents and short-term investments to fund operations, acquire property and equipment and invest in other assets. The decrease was partially offset by proceeds received from issuances of common stock and the reinvestment of maturities of long-term investments in cash equivalents.

         At September 30, 2002 our principal sources of liquidity consisted of $21.7 million of cash and cash equivalents and investments and our revolving credit line agreement, which expires in April 2004. This agreement allows for borrowings of up to $5.0 million subject to availability based on accounts receivable and inventory balances. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and others of which relate to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries. We have no outstanding debt at September 30, 2002. Although liquidity requirements will fluctuate based on the timing and extent of these factors, management believes that existing cash and investment balances and our line of credit will be adequate to satisfy our liquidity requirements for the next twelve months.

Cash Flows

         Net cash used in operating activities for the nine months ended September 30, 2002 was $3.6 million, which resulted primarily from our net loss and increase in accounts receivable, partially offset by non-cash charges and decreased prepaid expenses and other current assets and inventories. Net cash provided by investing activities was $7.1 million, primarily due to $8.9 million of net proceeds from maturities of investments partially offset by $1.2 million of purchases of property and equipment. Net cash provided by financing activities was $1.1 million from the proceeds received from issuances of common stock.

         Net cash provided by operating activities for the nine months ended September 30, 2001 was $774,000, which resulted primarily from decreased accounts receivable, partially offset by increased prepaid expenses and other current assets and inventories, and decreased accounts payable. Net cash used in investing activities was $3.2 million, due to $1.0 million of net purchases of investments and purchases of $2.2 million of property and equipment. Net cash provided by financing activities was $451,000 from the proceeds received from issuances of common stock.

Terminated Acquisition

         On May 23, 2002, we entered into a definitive agreement (the “Agreement”) with ASTI Holdings, Ltd. (“ASTI”) of Singapore to acquire Semiconductor Technologies & Instruments, Inc. (“STI”) for a purchase price of $26.1 million, consisting of $12 million cash, a $3 million six month note to ASTI and $11.1 million in stock. Due to discoveries made during due diligence, we have requested changes in the terms of the Agreement including a reduction in the purchase price. We were unable to reach resolution on this matter with ASTI and as a result we notified ASTI on August 21, 2002 of the termination of the Agreement on the basis that the conditions to our obligations set forth in the Agreement could no longer be satisfied. As a result, we wrote-off all costs related to the acquisition during the third quarter of 2002.

         We believe we are entitled to terminate the Agreement and that ASTI owes us a $2.6 million break up fee (the “Break up Fee”), as outlined in the Agreement. ASTI disputes our right to terminate the Agreement and we are currently in negotiations with ASTI to settle the dispute. If such negotiations fail, it is possible that one or both parties will seek the Break up Fee or damages under the Agreement in an arbitration proceeding or through litigation. In the event we fail to prevail in any such dispute, resulting damage awards or the payment of the Break up Fee may have a material adverse effect on our financial condition. Whether or not we prevail, the legal expenses involved in any such proceeding may be material.

New Accounting Pronouncements

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We do not expect that the adoption of SFAS 146 will have an effect on our consolidated financial statements. We will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market Risk

         We are exposed to market risk primarily from changes in interest rates and credit risk. We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

         We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the “Investment Portfolio”). The entire Investment Portfolio classification was changed from held-to-maturity to available-for-sale during the second quarter of 2002 and, accordingly, is recorded on the balance sheet at fair market value, with unrealized gains or losses excluded from earnings and included in “Accumulated other comprehensive income (loss)” until realized. The entire Investment Portfolio is denominated in U.S. dollars. We do not use derivative financial instruments in the Investment Portfolio. Due to the short duration of our investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operations.

Credit Risk

         Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment

Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer. As of September 30, 2002, 100% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer and Vice President, Finance, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them.

Changes in Internal Controls

         There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         At this time, ASTI and the Company are in negotiations to settle the dispute as summarized in Note 2 of the Notes to Consolidated Financial Statements. If such negotiations fail, it is possible that one or both parties will seek the Break up Fee of $2.6 million or damages under the Agreement in an arbitration proceeding or through litigation. In the event the Company fails to prevail in any such dispute, resulting damage awards or the payment of the Break up Fee may have a material adverse effect on the Company’s financial condition. Whether or not the Company prevails, the legal expenses involved in any such proceeding may be material.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The exhibits listed on the Exhibit Index are filed herewith.

(b)	Reports on Form 8-K:

Current report on Form 8-K dated and filed August 14, 2002, was filed pursuant to Item 5 (Other Events) to report the submission of CEO and CFO certifications for Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: November 13, 2002	By: /s/ JEFF L. O’DELL Jeff L. O’Dell Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	By: /s/ SCOTT A. GABBARD Scott A. Gabbard Acting Chief Financial Officer and Vice President, Finance (Principal Financial Officer)

CERTIFICATIONS

I, Jeff L. O’Dell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of August Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ JEFF L. O’DELL Jeff L. O’Dell Chief Executive Officer

I, Scott A. Gabbard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of August Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ SCOTT A. GABBARD Scott A. Gabbard Acting Chief Financial Officer and Vice President, Finance

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For Quarter Ended:	Commission File No.: 000-30637

September 30, 2002

AUGUST TECHNOLOGY CORPORATION

Exhibit
Number	Description

10.1*	Executive Employment Agreement between the Company and Scott A. Gabbard, dated July 11, 2002

10.2	Definitive agreement with ASTI Holdings Limited and Semiconductor Technologies & Instruments, Inc., dated May 23, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement