Form 10-K
period 2002-12-31
AUGUST TECHNOLOGY CORP
filed 2003-03-04
CIK 1063527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002	Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (State of incorporation)	41-1729485 (IRS Employer Identification No.)
4900 West 78th Street Bloomington, MN (Address of principal executive offices)	55435 (Zip Code)
(952) 820-0080 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
Common Stock, no par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of voting stock held by nonaffiliates of the Registrant was $33,285,017 as of February 21, 2003.

        The number of shares of Common Stock, no par value, outstanding as of February 21, 2003 was 13,163,592.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

AUGUST TECHNOLOGY CORPORATION

FORM 10-K

TABLE OF CONTENTS

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1. Business

Company Overview

        Since being founded in 1992, August Technology has become recognized as a world-class provider of machine vision solutions for a variety of device manufacturing applications. From our initial product offering, a wafer carrier inspection system, through the introduction of the first fully automated second optical wafer and die defect inspection system, and more recently with the industry's first two-dimensional (2D) and three-dimensional (3D) defect and metrology inspection system specifically designed for advanced packaging, we have continued to enhance our leadership position in the implementation of automated defect inspection throughout all microelectronic industries.

        Our automated defect inspection systems provide manufacturers with information, which enables process-enhancing decisions, ultimately lowering manufacturing costs, improving time-to-market and enhancing the performance of their products. With hundreds of systems installed throughout the world, our products are proven and effective solutions for microelectronic device applications including semiconductors, advanced packaging, optoelectronics, photonics, micro electromechanical systems (MEMS), data storage and micro display manufacturing.

        Headquartered in Bloomington, Minnesota, with offices and representation across the globe, we successfully serve our customers through our core competencies in the design, development and manufacture of inspection software and hardware products as well as with world-class marketing, sales, distribution and service. We currently offer several highly modular and flexible product families that provide a vast array of options for meeting these inspection and metrology needs.

Company Vision

        Microelectronic device manufacturers are continually challenged to meet the price and performance demands placed on them by their customers. To meet these challenges, these device manufacturers must continually accelerate their time to market, reduce costs and improve device performance. Consequently, they are making significant manufacturing process enhancements such as the move toward 300mm wafer processing, the implementation of advanced packaging techniques (including wafer bumping) and the adoption of complete process automation and tool integration.

        Due to the complexity of the microelectronic device manufacturing process, enhancements such as these pose significant implementation challenges. Increasingly, manufacturers are recognizing that timely, accurate and in depth process information enables the effective decision-making needed to address these challenges. We call the collection, analysis and management of this critical information, product characterization.

        We believe that our systems can have a significant impact on the ability of microelectronic device manufacturers to meet their cost, time to market and product performance goals by expanding our capability to provide them with process-enhancing information through innovative, flexible and affordable product characterization solutions. Our vision statement clearly states this course for our future:

It is our vision to dominate automated inspection and generate complete product characterization solutions for evolving microelectronic markets in order to drive down costs and time-to-market.

Our Market

        Our customer base includes all companies that manufacture microelectronic devices on silicon, compound semiconductor or similar substrates. These companies include manufacturers of semiconductor devices such as microprocessors and memory; optoelectronic devices such as lasers and light emitting diodes (LEDs); MEMS devices such as pressure transducers and micro-mirrors; data storage devices such as read write heads for hard drives; micro display devices; and other types of microelectronic devices. These devices are found in a wide variety of consumer products such as personal computers and computer peripherals, mobile phones, handheld electronic devices, set-top boxes, electronic games, security systems, automobiles and throughout the communications infrastructure in electrical, optical and wireless networks. Our customers are located throughout the world with the largest concentrations in North America, Taiwan, Southeast Asia, South Korea, Europe and Japan.

        Our market opportunity is driven by the device manufacturers' need to better understand their manufacturing process, the quality of their products and their immediate need to ship only good devices. The industry has historically relied on people using microscopes and offline manual metrology systems to provide this information. However, these conventional manual characterization techniques are increasingly becoming obsolete as the manufacturing process has evolved and manufacturers cannot afford the time or expense of the inefficient and error-prone manual inspection process.

        We offer solutions that provide critical process enhancing information through fully automatic inspection systems. Our core inspection technologies excel in applications where the defect sizes are 0.5 microns or greater, the same applications that have historically required manual inspections. Our systems provide the platforms with which manufacturers can replace their costly and slow manual inspections with high throughput, highly reliable and highly repeatable inspections that are virtually "transparent" to the manufacturing process. By incorporating proprietary software and hardware designs, innovative automated materials handling capabilities and expertise in machine vision technology, our defect inspection systems have advanced to the point where manufacturers can implement new cost saving and process improving inspections at points in the manufacturing process previously believed impractical for inspection.

Our Strategy

        We have identified five strategic initiatives, critical to successfully implementing our vision. They are: Market Diversification, Technology Leadership, Customer Application Partnerships, Global Presence and External Growth.

  Market Diversification

          Our Market Diversification initiative leverages our core competencies across a variety of microelectronic industries and within multiple applications, maximizing our market opportunity while lessening the impact from the economic cycles of any one industry. We also are able to gain valuable application experience that ultimately leads us to develop additional technologies that enhance our competitive advantage in all of the markets we serve.

          We also believe that our ability to interpret the needs of the customers within these markets is paramount to the success of our business. Therefore we emphasize the role of our marketing organization to provide foresight and a clear understanding of the needs of these markets and to identify possible solutions that may already exist in the industry, so that we will be ready when our customers are ready for us.

  Technology Leadership

          Our Technology Leadership initiative drives product innovation focused on the needs of our customers, emphasizing performance and cost leadership. This initiative allows us to increase our competitive win rate, maintain strong gross margins and build market dominance. In particular, we focus on:

          Superior Performance:    We strive to offer the best price/performance systems by focusing on our core competencies in machine vision technology, optics, lighting, precision motion control and data management.

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

          Complete solutions through data management:    We provide products that not only collect inspection and metrology data but also facilitate engineering and manufacturing decisions by converting the data into useful process enhancing information. Our data management and analysis tools are designed to integrate seamlessly with our customers' manufacturing data management systems, enabling the fast and efficient flow of information.

          Our Technology Leadership initiative drove increased product development investment in 2002, which resulted in several significant new product and feature introductions within our NSX Series, 3Di Series and YieldPilot product lines.

  Customer Application Partnerships

          Our Customer Application Partnership initiative allows our customers to maximize the benefit they receive as they integrate and optimize our systems in their production lines. This initiative is key to serving new and emerging markets where requirements are not always well known or understood, as well as more mature markets where active players have become complacent and rigid. Further, it helps us gain market access and anticipate market needs, while enhancing customer loyalty and providing competitive barriers.

  Global Presence

          Many of the microelectronics companies we serve have operations throughout Europe, the U.S. and Asia. Our Global Presence initiative drives the infrastructure necessary to support a global industry, effectively placing us in our customers' "backyard". We have created an efficient global sales network through an increasing direct sales and service presence in key regions of the world and select international distribution partnerships. Support services include web-based remote service capability and 24-hour global support.

          In 2002, we enhanced our presence in Asia with added staff in our Taiwan office and direct sales and service in Singapore to better support our customers in Southeast Asia. For the first time, our overseas sales accounted for the majority of our annual revenues, Taiwan in particular accounted for 37% of the total. We are bullish about our strengths in Taiwan especially since the large Taiwanese foundries have shown themselves to be a catalyst for expansion in mainland China. We believe our direct presence in the region will allow us to effectively serve the emerging needs of greater China.

  External Growth

          In the existing competitive environment, especially in today's down industry, the go-it-alone strategy is no longer an option. Our External Growth initiative drives our active participation in industry collaborations between leading chip manufacturers and equipment suppliers and our efforts to capitalize on market opportunities through acquisitions, licensing and joint ventures. These collaborations serve as crucial forums for understanding industry trends and in some cases creating these trends.

          A key 2002 activity was our involvement in developing the Advanced Packaging and Interconnect Alliance, (APiA), into a respected industry organization of over 25 leading equipment and materials suppliers. Our participation in the APiA has enabled us to build stronger relationships with industry leaders and government officials in key regions of microelectronics activity, including China, Singapore and Europe.

          We are also members of the Die Products Consortium (DPC), a collaboration of leading chip manufacturers and equipment suppliers organized to accelerate the adoption of semiconductor devices without conventional packaging, a growing market that includes die packaged at the wafer level and other advanced applications. We believe that organizations such as the APiA and DPC will ultimately drive the need for advanced automated inspection products, increasing the market opportunity for us.

Our Solutions

  Automated defect inspection systems-NSX Series.

          We became pioneers of automated 0.5 micron and larger defect inspection in 1997 with the introduction of our NSX Series. These flexible automated wafer and die defect inspection systems deliver high-speed, consistent, reliable defect detection to microelectronic device manufacturers. As a replacement for humans in the inspection process, our NSX automated inspection systems significantly improve inspection quality while at the same time, increase the throughput of the inspection process and lower overall manufacturing costs. Our customers find that the NSX Series, with its flexibility and high throughput, provides them a method of collecting critical process information at numerous points in their manufacturing process, enabling them to make process improvements and filter out defective products with minimal impact on the manufacturing cycle time.

          Revenues from the NSX Series represented 45% and 77% of our net revenues in 2002 and 2001, respectively. The NSX Series is driven by advanced proprietary software and includes integrated yield enhancement tools including automated data collection and reporting, extensive communication options and fast, easy setup using Windows®-based menus. The NSX handles all wafer sizes, 50mm up to 300mm, with both whole wafer and film frame capabilities. We currently offer the NSX-75, NSX-90, NSX-95 and the NSX-105, which was introduced in 2002. The new NSX-105 is the highest performance model in the series, demonstrating industry-leading inspection throughput and capabilities, and delivering the best price/performance ratio of all NSX models.

          Our NSX Series systems range in price from approximately $275,000 to $1,100,000, depending on the complexity of the configuration. Customers may tailor systems toward their specific application, process, or budget by choosing from a range of system capabilities.

  Automated wafer bump inspection systems-3Di Series.

          We introduced our 3Di-8000 automated inspection and metrology system in 2001 as the first high throughput, 2D and 3D, metrology and defect inspection tool specifically designed for the latest and most advanced microelectronic device packaging processes, including flip-chip wafer bumping. In 2002, we enhanced this product family with the introduction of the affordable 3Di-7500 and a high performance 3Di-8500. The 3Di Series has quickly developed a reputation as an essential tool for those manufacturers with high volume advanced packaging manufacturing processes. With three model options, the 3Di Series is well suited to serve the needs of our customers.

          Though closely related to the NSX Series in terms of its 2D defect inspection capabilities, the 3Di Series features our Rapid Confocal Sensor (RCS) 3D inspection technology. This patent-pending technology has demonstrated its high speed, high accuracy 3D inspection capabilities in the production lines of leading semiconductor manufacturers. The RCS technology, conceived by merging the proven concepts of confocal microscopy with innovative optical design and proprietary software, meets and exceeds the performance of existing competitive 3D metrology technologies. The RCS is particularly well suited for the future of 3D bump and other advanced packaging inspection because of its ability to scale down to meet the future requirements of our customers. The 3Di Series, combining defect inspection and 2D and 3D metrology capabilities, offers a complete inspection solution for those manufacturers who bump wafers or handle them with subsequent processing.

          In 2002, revenues from the 3Di Series represented 37% of our net revenues. As with the NSX Series, the 3Di Series is available with up to 300mm wafer handling in addition to film frame handling and may be tailored toward specific customer applications with various options and features. The 3Di Series currently ranges in price from approximately $475,000 to $1,300,000, depending upon the complexity of the configuration.

  Defect review and process analysis software-YieldPilot.

          Introduced in 2000, YieldPilot provides our customers with additional functionality for their inspection process by both simplifying and speeding up the defect review process and providing an engineering data analysis tool that can be used to turn inspection data into useful process improving information. In 2002 we introduced an additional module for YieldPilot that allows it to handle metrology data in addition to defect data, significantly enhancing its appeal to 3Di Series customers. YieldPilot is sold in multiple configurations ranging from $65,000 to $220,000, providing users different capabilities depending on their needs.

  Cassette verification and metrology-CV Series.

          The CV Series is designed to automatically verify critical wafer carrier dimensions. Using advanced machine vision technology and proprietary software, our CV Series systems identify out-of-tolerance cassettes and 300mm FOUPs, allowing microelectronic device manufacturers to remove dimensionally defective carriers and thereby decrease wafer damage and improve yield. CV Series systems currently range in price from $115,000 to $250,000 depending upon the configuration of the system.

Research and Development

        Our success depends on our ability to effectively develop and commercialize new technologies and products. Our research and development activities emphasize application development and new product introductions in collaboration with our customers. Our engineering teams support these efforts with software development, machine vision technology, optics, lighting and precision motion control expertise. Our research and development efforts throughout 2002 have focused on the introduction of our NSX-105, 3Di-7500 and 3Di-8500 models in addition to enhancements to our YieldPilot software and existing systems in the NSX and 3Di Series. We also placed significant effort into leveraging our core automated visual inspection (AVI) technologies into other applications within the microelectronic manufacturing process and anticipate introducing new products related to this effort in 2003. We spent 39.3% of our net revenue on research and development during 2002, 26.7% during 2001 and 21.9% during 2000.

        To maintain technology leadership and pursue customer driven opportunities for the application of our core AVI technologies, we plan to continue to invest in research and development to bring new products to market and add additional capabilities to extend our market leadership and meet our customers product characterization needs. Our investment in new product introductions and enhancements may contribute to fluctuations in operating results. Our customers may defer ordering existing products and our products may not be accepted in the marketplace. If new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses. There can be no assurance that we will successfully develop and manufacture new hardware and software products. If we do not successfully introduce new products, our results of operations will be affected adversely.

Customers

        We have sold our systems to many of the leading microelectronic device manufacturers throughout the world. In 2002, 52% of our net revenues were derived from sales outside of the U.S., consisting of 37% to customers in Taiwan and 15% to customers in other countries, including South Korea, Singapore, Northern Ireland, Japan, Switzerland and the United Kingdom. Customers accounting for greater than 10% of net revenues during 2002 included Intel Corporation and Silicon Precision Industries Co., Ltd. Customers accounting for greater than 10% of net revenues during 2001 included Intel Corporation and Seagate Technology LLC. There were no other customers, excluding our distributors, which accounted for greater than 10% of net revenues during 2002 or 2001.

        Our business is cyclical and depends upon the capital expenditures of microelectronic device manufacturers, which in turn depend on the current and anticipated market demand for microelectronic devices and products utilizing these devices. Downturns in the microelectronic industry or slowdowns in the worldwide economy could have a material adverse effect on our future business and financial results.

Sales, Service and Marketing

        We provide direct sales, service and field application support through strategically placed offices in key regions throughout the world. In the U.S., we currently have sales and service personnel in Silicon Valley, southern California, Arizona, Florida, New Mexico, North Carolina, Oregon, Texas and at our corporate headquarters in Minnesota. Internationally, we service our customers directly in Taiwan, China, Southeast Asia, the United Kingdom, Ireland, Benelux, Scandinavia and regions of France. In addition, we have sales and service personnel in Europe, Japan and South Korea to support our distributors in these areas.

        In 2001, we modified our ongoing relationship with our distributor, Metron Technology B.V., to exclude Taiwan and made further modifications in 2002 to focus Metron's activities entirely on South Korea. We have also negotiated the termination of our distributor agreement with Firfax Systems in order to provide direct sales, customer service and support to customers in select territories in Europe. We market our products in Japan through Marubeni Solutions and in most of the continent of Europe through Quasys AG. Each of our primary distributors has entered into international distributor agreements with us. All of our distributor agreements grant our distributors an exclusive territory, provide for price and payment procedures, specify the applicable warranty procedures and contain a confidentiality provision.

        We believe international sales will continue to be a significant percentage of our revenues. Our future performance will depend, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for our products. Our ability to compete in this area is dependent upon the continuation of favorable trading relationships between countries in the region and the United States, and our continuing ability to maintain satisfactory relationships with customers in the region.

        International sales and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. These factors could have a material adverse effect on our future business and financial results.

Backlog

        Our backlog was $9.1 million as of December 31, 2002, as compared to $5.2 million as of December 31, 2001. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months. These orders are subject to cancellation or delay by the customer without penalty. In addition, since only a portion of our revenues for any quarter represents systems in backlog, we do not believe that backlog is a meaningful or accurate indication of our future revenues and performance.

Competition

        While we believe that we are currently the leader in the commercialization of solutions for the inspection of defects of 0.5 micron and larger, several other firms also manufacture similar products. In 2002, our primary competitors were Semiconductor Technologies & Instruments, Inc. ("STI"), Robotic Vision Systems, Inc., Electroglas, Inc. and Toray Industries, Inc. In addition, a number of other companies are active in the microelectronics capital equipment market, particularly in automated inspection for sub-micron defects in the wafer processing portion of the microelectronic device manufacturing process and could become competitors in the future. On February 26, 2003, we entered into a Settlement and Purchase Agreement with STI and its sole shareholder, ASTI Holding, Ltd. ("ASTI"), a Singapore Company, to purchase all of STI's outstanding stock and to resolve any remaining disputes with STI and ASTI with respect to our May 2002 Purchase Agreement with STI and ASTI which we terminated in August 2002.

        Significant competitive factors in our market include performance, ease of use, development of new technologies, established customer base, application support, customer service, product flexibility, price and ability to deliver products on a timely basis. We believe we compete favorably with respect to these factors, but must continue to develop and design new and improved products in order to maintain our competitive position. Many of our competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to maintain sales and service support and to develop and enhance new and existing products.

Manufacturing

        We perform system design, assembly and testing at our headquarters in Bloomington, Minnesota. We utilize an outsourcing strategy for the manufacture of many of our components and major subassemblies. Our manufacturing activities are considered horizontal in nature and consist primarily of testing and assembling parts, components and subassemblies (collectively "parts") acquired from our vendors, and integrating the parts into our products. To meet specific customer requirements, we often manufacture products that include custom system engineering and software development. Our manufacturing operations do not require a major investment in capital equipment.

        We use numerous domestic and international vendors to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that parts are available from multiple qualified suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. We endeavor to minimize the risk of product interruption by selecting and qualifying alternative suppliers for key parts, monitoring the financial condition of key suppliers and maintaining appropriate inventories of key parts. If we do not receive a sufficient quantity of parts in a timely and cost-effective manner to meet production requirements, our results of operations may be materially and adversely affected. We do not maintain long-term supply contracts with any of our suppliers. We do enter into blanket purchase orders with key suppliers for parts with long lead times. These purchase orders are generally to lock-in price and provide the supplier with visibility of future requirements.

Intellectual Property

        Proprietary information plays a significant role in the development of our products. We rely upon a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary know-how, ideas, inventions, goodwill and rights in our solutions and products. We also have a policy of seeking U.S. and foreign patents on technology considered of particular strategic or competitive importance. As of December 31, 2002, we have two issued U.S. patents and a variety of pending U.S. patent applications on our key inventions including those associated with our key product lines including the NSX and 3Di series. We have also applied for foreign patent rights in key strategic markets as to key solutions and products. The technological focus of the issued and pending applications includes general microelectronic 2D and 3D inspection techniques as well as devices, systems and processes in the following areas: lighting, focusing, sensing, viewing, material handling, imaging, inspecting and data manipulating.

        Although we believe that the copyrights, trademarks and patents we own are of value, we do not believe that they will determine our success, which depends principally upon our engineering, manufacturing, marketing and service skills. We also license some of our exclusive and non-exclusive software programs from third party developers and incorporate them in our products.

        In the normal course of business, we regularly monitor and make inquiries, if necessary, regarding possible infringement of our patents by others. Should it become necessary or prudent, we intend to protect our rights when, in our view, others infringe upon these rights. We similarly take necessary and prudent steps to respect the intellectual property rights of others.

Employees

        As of December 31, 2002, we employed 162 people, including 63 in research and development, 33 in service, technical support and training, 27 in sales and marketing, 20 in administration and 19 in manufacturing. We also utilize independent contractors and temporary employees. None of our employees is represented by a labor union and we consider our employee relations to be good.

Acquisitions

        On February 26, 2003 we entered into a Settlement and Purchase Agreement with STI and its sole shareholder, ASTI, to purchase all of the outstanding stock of STI and resolve any remaining disputes with ASTI and STI regarding our May 2002 Stock Purchase Agreement with STI and ASTI which we terminated in August 2002. Pursuant to the Settlement and Purchase Agreement, we have agreed to purchase all of the outstanding stock of STI for a purchase price of $1.25 million in cash and 215,385 shares of our common stock. The agreement is subject to approval of the shareholders of ASTI and we expect to close the purchase in the second quarter of 2003. We intend to maintain a portion of STI's facility in Dallas, Texas where we will focus on technology and applications development as well as sales and service support. We believe that adding STI's intellectual property and technical resources related to 2D and 3D inspections on the probe floor and their customer list will enhance our leadership in the automated visual defect inspection.

        The closing of the proposed acquisition of STI remains subject to various risks, including the possibility that shareholders of ASTI will not approve the transaction or that other legal or regulatory issues may arise that prevent the closing. Even if the closing takes place, our ability to benefit from the acquisition will depend upon how quickly and effectively we integrate STI's operations and personnel with our business. Unanticipated difficulties or costs in this integration process may adversely affect our business.

        If we are unable to close the acquisition, ASTI and STI may continue to seek resolution of disputes with respect to our May 2002 Purchase Agreement. In August 2002, we terminated the May 2002 Purchase Agreement and asserted that ASTI owed us a break up fee of $2.6 million. ASTI claimed that we had improperly terminated the agreement and asserted that we owed the $2.6 million break up fee to them. If we are unable to resolve this dispute by closing the proposed acquisition, resulting damage awards or the payment of the break up fee may have a material adverse effect on our financial condition. Whether or not we prevail, the legal expenses involved in any such proceeding may be material.

Available Information

        Our web site is http://www.augusttech.com. We make available free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our web site is not part of this report.

Item 2. Properties

Location	Type	Principal Use	Square Footage	Ownership
Bloomington, MN	Office, plant, warehouse	Headquarters, Research and Development, Sales and Service, Manufacturing, Marketing and Administration	78,437	Leased
Hsinchu, Taiwan	Office, warehouse	Sales and Service	4,607	Leased

Item 3. Legal Proceedings

        From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings such as intellectual property and securities litigation, the results are difficult to predict at all. Except as described below, we are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

        As described above under the heading "Acquisitions", we have entered into a Settlement and Purchase Agreement with ASTI and STI to purchase all of the outstanding stock of STI and resolve any remaining disputes with ASTI and STI regarding our May 2002 Stock Purchase Agreement with ASTI and STI which we terminated in August 2002. If we are unable to close the acquisition, ASTI and STI may continue to seek resolution of disputes with respect to our May 2002 Purchase Agreement. In August 2002, we terminated the May 2002 Purchase Agreement and asserted that ASTI owed us a break up fee of $2.6 million. ASTI claimed that we had improperly terminated the agreement and asserted that we owed the $2.6 million break up fee to them. If we are unable to resolve this dispute by closing the proposed acquisition, resulting damage awards or the payment of the break up fee may have a material adverse effect on our financial condition. Whether or not we prevail, the legal expenses involved in any such proceeding may be material.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2002.

Executive Officers of the Registrant

        The following sets forth the names and ages of our current executive officers in addition to information regarding their positions, their periods of service in such positions and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.

Name	Age	Position
Jeff L. O'Dell	42	Chief Executive Officer and Director
David L. Klenk	38	President, Chief Operating Officer and Assistant Secretary
Scott A. Gabbard	36	Acting Chief Financial Officer and Vice President, Finance
John M. Vasuta	34	Vice President, Intellectual Property, General Counsel and Secretary
D. Mayson Brooks	44	Vice President, Global Sales and Field Operations
Wayne J. Hubin	59	Vice President, Manufacturing
Albert A. Eliasen	37	Vice President, Engineering
Wayne E. Holtmeier	54	Vice President, Employee Services

        Jeff L. O'Dell co-founded August Technology in 1992 and has served as our Chief Executive Officer since 1992 and Chairman of the Board since 1994. From 1992 to July 2001, Mr. O'Dell also served as President. From August 1987 to August 1992, Mr. O'Dell was Director of Sales and Marketing for MicroVision Corporation, which develops and manufactures robotic and inspection systems. From February 1985 to August 1987, Mr. O'Dell was a Field Applications Engineer for Cognex Corporation, which designs, develops and markets machine vision systems that are used to automate a wide range of manufacturing processes. From March 1984 to February 1985, Mr. O'Dell served as a Systems Analyst for Control Data Corporation.

        David L. Klenk has been with us since April 1993 and has served as our President since July 2001 and Chief Operating Officer since April 1999. Mr. Klenk served on our Board of Directors from 1994 to March 2000. Mr. Klenk oversees the engineering, manufacturing, customer service and employee services groups. Prior to becoming our Chief Operating Officer, Mr. Klenk served as our Director of Operations. Mr. Klenk is a brother-in-law of Mark Harless, one of our co-founders who currently serves us as an Engineering Fellow.

        Scott A. Gabbard became our Vice President of Finance in July 2002. Mr. Gabbard also currently serves as our Acting Chief Financial Officer. Prior to becoming Acting Chief Financial Officer and Vice President of Finance, Mr. Gabbard served as our Corporate Controller since joining us in February 2000. From September 1995 through January 2000, Mr. Gabbard was Assistant Controller with U.S. Office Products, an international supplier of office products and business services. From August 1993 to September 1995, Mr. Gabbard was an auditor with Price Waterhouse, LLP. Mr. Gabbard is a certified public accountant.

        John M. Vasuta has been our Vice President of Intellectual Property and General Counsel since May 2000. Mr. Vasuta has also been our Secretary or Assistant Secretary since October 2000. From February 1999 to May 2000, Mr. Vasuta was
Senior Intellectual Property Counsel with Bridgestone-Firestone, a manufacturer of tires, fiber optics and automotive parts. From July 1997 to February 1999, Mr. Vasuta was Senior Patent Counsel and Research and Development Business Manager for

Kennametal Inc., a tooling manufacturer. Mr. Vasuta was an attorney in various law firms from 1991 to 1997, most recently at Sand & Sebolt, where he was a partner.

        D. Mayson Brooks became our Vice President of Global Sales and Field Operations in February 2002. Prior to becoming Vice President of Global Sales and Field Operations, Mr. Brooks served as our Vice President of Sales and Marketing since July 1999. Prior to joining us, from June 1987 through June 1999, Mr. Brooks worked in various managerial capacities for Air Products and Chemicals, Inc., most recently as Commercial Manager, European electronics division. Mr. Brooks served from June 1981 to May 1987 in the United States Navy and was awarded two achievement medals.

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

        Albert A. Eliasen joined us as Vice President of Engineering in November 2000. Prior to joining us, Mr. Eliasen was employed by Axcelis Technologies, Inc., a semiconductor equipment supplier, from May 1994 to November 2000. He served in various capacities with Axcelis Technologies, most recently as TPS Platform Manager, managing engineers for the thermal products platform including new product development and sustaining engineering.

        Wayne E. Holtmeier became our Vice President of Employee Services in September 2002. Prior to becoming Vice President of Employee Services, Mr. Holtmeier served as our Director of Human Resources since joining us in April 2001. Mr. Holtmeier was Director of Human Resources for Tescom Corp. from August 2000 through March 2001. From January 1981 to October 1999, Mr. Holtmeier worked in various human resource managerial capacities for Fluoroware, Inc. (Entegris Inc.), a leading materials management company serving the microelectronics industry, most recently as Vice President of Human Resources.

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

Market Information

        Our common stock, no par value (the "Common Stock"), has traded under the symbol "AUGT" on the Nasdaq National Market since our initial public offering on June 14, 2000. There was no market for our Common Stock prior to that date.

        The following table sets forth the reported high and low closing sale prices for shares of our Common Stock on the Nasdaq National Market during the indicated quarters.

	2002		2001
	High	Low	High	Low
First	$14.59	$8.05	$14.50	$9.94
Second	16.35	9.35	14.35	9.60
Third	9.23	3.47	14.71	8.20
Fourth	7.40	3.89	11.04	7.35

Holders

        As of February 21, 2003, there were approximately 197 holders of record of our Common Stock. In addition, based on information obtained from our transfer agent, there are approximately 1,908 holders whose stock is held in nominee name and/or street name brokerage accounts.

Dividends

        We have not declared or paid cash dividends on our Common Stock to date and do not anticipate paying cash dividends for the foreseeable future. We currently intend to retain earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. In addition, our current credit facility limits our ability to pay cash dividends without our lender's consent.

Item 6. Selected Financial Data

        The consolidated statement of operations data set forth below for each of the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from the audited consolidated financial statements, included elsewhere in this Form 10-K. The statement of operations data set forth below for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements, which are not included in this Form 10-K. You should read the data set forth below in conjunction with the audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$25,058	$29,784	$31,666	$12,058	$5,787
Cost of revenues	11,068	12,039	12,594	5,110	2,686

Gross profit	13,990	17,745	19,072	6,948	3,101
Selling, general and administrative expenses	11,769	11,800	10,100	4,737	2,174
Research and development expenses	9,847	7,940	6,945	2,318	924
Non-recurring expenses	1,244	579	326	—	—

Operating income (loss)	(8,870)	(2,574)	1,701	(107)	3
Interest income (expense), net	624	1,427	978	(42)	(1)
Other expense	—	(17)	—	—	—

Income (loss) before provision for (benefit from) income taxes	(8,246)	(1,164)	2,679	(149)	2
Provision for (benefit from) income taxes	687	(813)	807	(17)	2

Net income (loss)	$(8,933)	$(351)	$1,872	$(132)	$—

Net income (loss) per share:
Basic	$(0.69)	$(0.03)	$0.17	$(0.02)	$—

Diluted	$(0.69)	$(0.03)	$0.16	$(0.02)	$—

Weighted average common shares:
Basic	13,033	12,723	11,049	8,688	7,955
Diluted	13,033	12,723	11,770	8,688	7,955

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt instruments	$18,777	$25,857	$29,193	$—	$—
Working capital	29,376	37,171	36,872	2,494	1,125
Total assets	39,510	47,155	47,897	6,676	2,686
Total debt	—	—	—	1,224	190
Total shareholders' equity	34,867	42,523	41,685	3,347	1,411

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto and with the "Cautionary Statements" section included elsewhere in this Form 10-K.

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

Critical Accounting Policies, Significant Judgments and Estimates

Revenue Recognition.    We derive revenues from the sale of systems, spare parts and services.

        System sales:    We require customers, excluding our distributors, that have new inspection applications to complete pre-shipment authorization testing of purchased systems at our facility, prior to shipment. During this testing, the customer verifies that the system meets their specifications and authorizes shipment. For systems that require such testing, revenue is recognized as follows:

  •
  Revenue from systems meeting pre-shipment authorization testing is recognized when the product has shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable. We do not deem installation to be essential to the functionality of our systems as it does not involve altering the system's features or capabilities or the building of complex interfaces.

  •
  Revenue from systems that have not been demonstrated to meet customer specifications prior to shipment is recognized when title and risk of loss have transferred to the customer, installation has occurred and collection of the resulting receivable is probable.

        When the customer has already accepted a previous system, with the same specifications, for the same application, we do not require pre-shipment authorization testing. Revenue is recognized when the product has shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

        System sales are accounted for as multiple-element arrangements. In transactions that include multiple products and/or services, we allocate the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognize the associated revenue when all revenue recognition criteria have been met for each element.

        Spare parts revenue:    Spare parts revenue is recognized when the parts have been shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

        Service revenue:    Service revenue is recognized after the services are performed and collection of the resulting receivable is probable. Revenue, from maintenance contracts, is recognized ratably over the period of the contract. Service revenues were insignificant during the years ended December 31, 2002, 2001 and 2000.

Valuation of Accounts Receivable.    We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers and the overall credit worthiness of our customers. For the three years ended December 31, 2002, we have had accounts receivable write-offs totaling $20,000. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

Valuation of Inventory.    We review inventory for obsolescence and excess quantities to determine that items deemed obsolete or excess are appropriately reserved. In making the determination, we consider future sales of related products and the quantity of inventory at the balance sheet date assessed against each part's past usage rates and future expected usage rates. For the three years ended December 31, 2002, we have written off inventory totaling $200,000. We have an allowance for obsolete and excess inventory of $281,000 at December 31, 2002, which represents our estimate of obsolete and excess inventory. Changes in factors such as technology, customer demand, competitor product introductions and other matters could affect the level of obsolete and excess inventory in the future.

Accounting for Income Taxes.    The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of tax items for tax and accounting. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included within our consolidated balance sheet. Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the second quarter of 2002 we recorded a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of certain net operating losses, as well as other temporary differences between book and tax accounting. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

Off-Balance Sheet Arrangements.    We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Results of Operations

        The following table presents the consolidated statements of operations as a percentage of net revenues.

	Years Ended December 31,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	44.2	40.4	39.8

Gross profit	55.8	59.6	60.2
Selling, general and administrative expenses	47.0	39.6	31.9
Research and development expenses	39.3	26.7	21.9
Non-recurring expenses	5.0	1.9	1.0

Operating income (loss)	(35.5)	(8.6)	5.4
Interest income, net	2.5	4.8	3.1
Other expense	—	(0.1)	—

Income (loss) before provision for (benefit from) income taxes	(33.0)	(3.9)	8.5
Provision for (benefit from) income taxes	2.7	(2.7)	2.6

Net income (loss)	(35.7)%	(1.2)%	5.9%

        Our business is subject to the cyclical nature of the microelectronic device manufacturing markets we serve. These cycles are caused by significant fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. During 2002 and 2001 there has been a dramatic slowdown in demand for microelectronic devices resulting in excess capacity and decreased demand for microelectronic manufacturing equipment. The decreased demand has caused our quarterly orders and sales to fluctuate dramatically. We are not able to predict when the microelectronic industries will recover. Future quarterly and annual results will continue to be impacted by these cycles, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.

        During the second quarter of 2001, in response to the current downturn, we implemented and are still using components of a cost management program. The program has included, at various times, raw material cost reductions, reductions in temporary and contract staff, work force reductions, mandatory time-off and decreases in discretionary spending, reductions in executive compensation and overtime (the "Cost Cutting Programs"). Although we continued to maintain various components of the Cost Cutting Programs during 2002, these savings were offset by our decision to invest in developing our worldwide sales and service organization and in the continued development of new and existing products to better serve our customers and maintain our technology leadership.

Year ended December 31, 2002 compared to the year ended December 31, 2001

        Net Revenues.    Net revenues decreased $4.7 million, or 15.9%, to $25.1 million in 2002, from $29.8 million in 2001. The decrease in net revenues was the result of lower NSX revenues, partially offset by revenues from our 3Di Series, which was introduced in the fourth quarter of 2001. The decrease in NSX revenues was due to the continued downturn in the microelectronic industries. Net revenues derived from international sales represented 52% and 44% of net revenues in 2002 and 2001, respectively. International net revenues were primarily the result of sales to Asia, which comprised 45% and 34% of net revenues in 2002 and 2001, respectively.

        Gross Profit.    Gross profit decreased to $14.0 million, or 55.8% of net revenues, in 2002, from $17.7 million, or 59.6% of net revenues, in 2001. The decrease in gross margin percentage was primarily due to a decrease in the number of systems manufactured, which resulted in lower manufacturing utilization and increased labor and overhead costs per system manufactured, and was also impacted by sales of models within the 3Di Series that had lower margins than our other products.

        Selling, General and Administrative.    Selling, general and administrative expenses were $11.8 million in 2002 and 2001, however, these expenses increased as a percentage of net revenues to 47.0% from 39.6% due to the decrease in net revenues. The expense dollars in 2002 increased due to: (i) costs associated with systems being evaluated by customers; (ii) higher travel expenses due to increased international travel in our sales and service organization; and (iii) depreciation expense related to assets capitalized subsequent to the beginning of 2001. The increase was offset by lower compensation expense and the various components of the Cost Cutting Programs.

        Research and Development.    Research and development expenses increased $1.9 million, or 24.0%, to $9.8 million, or 39.3% of net revenues, in 2002, from $7.9 million, or 26.7% of net revenues, in 2001. The increase was primarily due to: (i) our focus on advancing the development of new and existing products in each of our product lines, which led to the hiring of additional engineers and the use of additional outside contractors; (ii) depreciation and amortization expense related to assets and software capitalized subsequent to the beginning of 2001; and (iii) travel costs related to visiting customer locations. These increases were partially offset by various components of the Cost Cutting Programs.

        Non-recurring expenses.    Non-recurring expenses in 2002 of $1.2 million include $459,000 for the write-off of acquisition related costs, $428,000 related to the modification of our distributor agreement with Metron Technology B.V., to focus Metron's activities entirely on South Korea and $357,000 of employee severance costs related to reductions in work force. Non-recurring expenses in 2001 of $579,000 consist of $348,000 related to the modification of our distributor agreement with Metron, as a result of our decision to sell directly to customers in Taiwan and $231,000 of employee severance costs.

        Interest income, net.    Net interest income decreased $803,000 to $624,000 in 2002 from $1.4 million in 2001. The decrease is due to lower overall investment balances in 2002, due to the use of cash to fund operations and acquire property and equipment, and lower rates of return earned on investment balances.

        Income Taxes.    The provision for income taxes in 2002 was $687,000, or an effective tax rate of 8.3%, compared to a benefit of $813,000, or an effective tax rate of 69.8%, in 2001. The provision for income taxes in 2002 is due to the recording of a full valuation allowance against deferred tax assets, in the second quarter of 2002. SFAS No. 109 "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. As a result of our taxable earnings history and uncertainty as to the extent and timing of profitability in future periods, we have recorded a full valuation allowance of $5.4 million against deferred tax assets at December 31, 2002. The high effective income tax rate in 2001, compared to the federal statutory rate of 34% plus state and local taxes, was primarily due to the impact of federal and state general business and extraterritorial income credits and tax exempt interest income that could not be utilized until future years due to our net loss.

Year ended December 31, 2001 compared to the year ended December 31, 2000

        Net Revenues.    Net revenues decreased $1.9 million, or 5.9%, to $29.8 million in 2001, from $31.7 million in 2000. The decrease in net revenues was the result of fewer shipments of our NSX systems due to a worldwide decline in capital spending by microelectronic device manufacturers throughout 2001. This decline was the result of a significant slowdown in demand for the devices these manufacturers produce, which resulted in manufacturers having increased inventory, overcapacity and, consequently, lower capital spending. Net revenues derived from the sale of NSX systems represented 77% and 90% of net revenues in 2001 and 2000, respectively.

        Gross Profit.    Gross profit decreased to $17.7 million, or 59.6% of net revenues, in 2001, from $19.1 million, or 60.2% of net revenues, in 2000. The decrease in gross margin percentage was primarily due to the decrease in the number of systems manufactured, which resulted in lower manufacturing utilization and increased labor and overhead costs per system sold.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $1.7 million, or 16.8%, to $11.8 million, or 39.6% of net revenues, in 2001, from $10.1 million, or 31.9% of net revenues, in 2000. The increased expense dollars were due to salaries and benefits related to sales, customer service and administrative employees hired during the second half of 2000 and costs associated with opening our direct sales and service office in Taiwan in 2001. These increases were partially offset by lower discretionary and compensation expenses during the second half of 2001 due to the Cost Cutting Programs that were implemented in response to the decrease in orders and shipments during this period.

        Research and Development.    Research and development expenses increased $1.0 million, or 14.3%, to $7.9 million, or 26.7% of net revenues, in 2001, from $6.9 million, or 21.9% of net revenues, in 2000. The increase was due to salaries and benefits related to additional engineers hired during 2000 to advance the development of our new 3Di and YieldPilot systems, partially offset by a decrease in hiring and compensation related expenses during the second half of 2001 due to the Cost Cutting Programs that were implemented during this period.

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

        Interest income, net.    Net interest income increased $449,000 to $1.4 million in 2001 from $1.0 million in 2000. The increase is due to interest income earned from investing the proceeds received from our initial public offering (the "IPO") in June 2000 for all of 2001, partially offset by lower overall investment balances in 2001, due to the use of cash to fund operations and lower rates of return earned on investment balances.

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

Liquidity and Capital Resources

        As of December 31, 2002 we had cash and cash equivalents of $1.9 million, as compared to $1.5 million at December 31, 2001. The increase in cash and cash equivalents was primarily due to the reinvestment of a portion of the maturities of short-term investments in cash equivalents.

        As of December 31, 2002 we had working capital of $29.4 million as compared to $37.2 million at December 31, 2001. Working capital decreased primarily due to the use of short-term investments to fund operations.

        During 2002, net cash used in operating activities was $6.5 million, which resulted primarily from our net loss and an increase in accounts receivable, partially offset by non-cash charges, decreased prepaid expenses and other current assets and inventories. Net cash provided by investing activities was $5.7 million, due to $7.5 million of net proceeds from the redemption and purchases of securities, partially offset by $1.8 million of additions to property and equipment and other assets. Net cash provided by financing activities was $1.2 million from the proceeds of issuances of common stock in conjunction with the exercise of stock options by employees and purchases under our employee stock purchase plan.

        During 2001, net cash used in operating activities was $1.4 million, which resulted primarily from increased inventories, prepaid and other current assets and decreased accounts payable, partially offset by decreased accounts receivable and an increase in customer deposits. Net cash used in investing activities was $737,000, due to $2.5 million of additions to property and equipment and other assets, partially offset by $1.8 million of net proceeds from the redemption and purchases of securities held to maturity. Net cash provided by financing activities was $596,000 from the proceeds of issuances of common stock in conjunction with the exercise of stock options by employees and purchases under our employee stock purchase plan.

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

        At December 31, 2002, our principal sources of liquidity consisted of $18.8 million of cash, cash equivalents and marketable debt instruments and our revolving credit line, which expires in April 2004. This agreement allows for borrowings of up to $5.0 million subject to availability based on accounts receivable and inventory balances. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and others of which relate to the uncertainties of global economies and the cyclical nature of the microelectronic industries. We have no outstanding debt at December 31, 2002. Although liquidity requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing cash and investment balances and our line of credit will be adequate to satisfy our liquidity requirements for the next 12 months.

        The following table summarizes our future cash payments due under contractual obligations as of December 31, 2002:

Noncancelable Operating Lease Obligations
(In thousands)
2003	$711
2004	685
2005	674
2006	226

Total	$2,296

Acquisitions

        On February 26, 2003 we entered into a Settlement and Purchase Agreement with Semiconductor Technologies & Instruments, Inc. ("STI") and its sole shareholder, ASTI Holdings, Ltd ("ASTI") of Singapore, to purchase all of the outstanding stock of STI and resolve any remaining disputes with ASTI and STI regarding our May 2002 Stock Purchase Agreement with STI and ASTI which we terminated in August 2002. Pursuant to the Settlement and Purchase Agreement, we have agreed to purchase all of the outstanding stock of STI for a purchase price of $1.25 million in cash and 215,385 shares of our common stock. The agreement is subject to approval of the shareholders of ASTI and we expect to close the purchase in the second quarter of 2003.

        The closing of the proposed acquisition of STI remains subject to various risks, including the possibility that shareholders of ASTI will not approve the transaction or that other legal or regulatory issues may arise that prevent the closing. Even if the closing takes place, our ability to benefit from the acquisition will depend upon how quickly and effectively we integrate STI's operations and personnel with our business. Unanticipated difficulties or costs in this integration process may adversely affect our business.

        If we are unable to close the acquisition, ASTI and STI may continue to seek resolution of disputes with respect to our May 2002 Purchase Agreement. In August 2002, we terminated the May 2002 Purchase Agreement and asserted that ASTI owed us a break up fee of $2.6 million. ASTI claimed that we had improperly terminated the agreement and asserted that we owed the $2.6 million break up fee to them. If we are unable to resolve this dispute by closing the proposed acquisition, resulting damage awards or the payment of the break up fee may have a material adverse effect on our financial condition. Whether or not we prevail, the legal expenses involved in any such proceeding may be material.

Impact of Accounting Standards

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We do not expect that the adoption of SFAS 146 will have an effect on our consolidated financial statements. We will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002, as required by the standard.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. We do not expect that the adoption of FIN 45 will have an effect on our consolidated financial statements. We will adopt the initial recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002.

        In December 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have a material effect on our financial statements.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. We will adopt the provisions of FIN 46 for existing variable interest entities on July 1, 2003. The disclosure requirements of this Interpretation are effective for financial statements issued after January 31, 2003. We adopted the provisions of FIN 46 for newly formed variable interest entities effective January 31, 2003, which will not have a material effect on our financial statements. In addition, we adopted the disclosure provisions of FIN 46 effective December 31, 2002.

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

        Future political or related events similar or comparable to the September 11, 2001 terrorist attacks, or significant military conflicts such as the possible war in Iraq, or long term reactions of governments and society to such events, may significantly affect the willingness or ability of our customers to visit our facilities or trade shows, review our systems' capabilities and/or purchase or take delivery of our products, as well as our abilities to visit our customers, to perform application studies for our customers, to sell and deliver solutions, and to service those solutions. Any decline in willingness or ability of our customers to travel and visit our facilities, or our ability to travel and visit our customers, could have a material adverse effect on our business and the financial condition and results of operations. In addition to political risks, the global economy has remained in a downturn over the past year and any further global or regional weakening or the extension of the current recession beyond current reasonable market expectations could have a material adverse effect on our business and our financial condition and results of operations.

The microelectronic industries that we serve are highly cyclical and are currently experiencing a severe and prolonged downturn.

        Our primary markets are the microelectronic industries, including semiconductor, which also includes advanced packaging, optoelectronics, photonics, MEMS, micro displays and data storage. Our business depends heavily upon capital expenditures by manufacturers in these industries. The microelectronic industries are highly cyclical, with periods of capacity shortage and periods of excess capacity; this is historically due to sudden changes in demand for microelectronic devices. In periods of excess capacity, there are often drastic changes in the timing and quantity of capital equipment purchases and investments in new technology or capacity needs by our customers, including sharp cuts in purchases of capital equipment by customers, including our products. The timing, length and volatility of these periods are difficult to predict, resulting in pressure on our revenues, gross margin and net income. In addition to affecting our customers, downturns also challenge our suppliers, vendors, other partners, as well as our management, sales, engineering, manufacturing, customer service and other employees who are vital to our success.

        The microelectronic equipment industry, as well as many of the microelectronic device industries, is currently experiencing a severe and prolonged downturn. Many industry sources have indicated that the current microelectronic industry downturn may be the steepest and one of the longest declines in history. Our management cannot predict when a recovery will begin or how robust it will be. There are similarly no accurate or reliable market predictions from industry sources predicting the timing, length and strength of a recovery.

        In the past, during microelectronic industry downturns, customers typically reduce or delay purchases, and/or delay delivery or cancel orders. As a result, it is imperative that we maintain an organization able to quickly and effectively align with market conditions including bringing our cost structures in line with current industry and overall market conditions. At the same time, it is imperative that we continue to serve our existing customers, provide new and improved solutions for new and existing customers, operate effectively with our suppliers, and motivate and retain key employees. If we are, for any reason, unable to achieve any one or more of the above objectives in an efficient, effective and timely manner, there could be a material adverse effect on our business, financial condition and results of operations. Furthermore, any delays or reductions in future purchases of capital equipment or delays or cancellations of current orders by microelectronic device manufacturers, for any reason, may have a material adverse effect on our business and the financial condition and results of operations.

Our future rate of growth is highly dependent on the development and growth of the market for microelectronic device test and inspection equipment and the market acceptance of our products.

        We primarily target our products to address the needs of microelectronic device manufacturers for wafer defect inspection. If for any reason the market for microelectronic device test and inspection equipment fails to stabilize in the near term, and grow in the long term as we expect, we may be unable to maintain current revenue levels in the short term and return to our historical growth in the long term. In addition, our current revenue levels and future growth depends upon the adoption of our products by microelectronic device manufacturers. If, for any reason, these manufacturers do not find our products to be appropriate for their use, our current revenue levels and future growth will be adversely affected.

Our sales and operating results can fluctuate significantly from period to period, which may adversely affect the market price of our stock.

        Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or operating results, or lead to significant variability in our operating results. In addition, because a significant portion of our revenue in any particular quarter has historically come from the sale of a relatively small number of systems, the loss of any sale could have a significant negative impact. A variety of factors could cause this variability, including the following:

  •
  order cancellations or delays in orders by customers;

  •
  the high selling prices of our NSX Series and 3Di Series, which typically result in a long sales cycle;

  •
  decreases in capital spending by our customers, particularly in light of current conditions in the microelectronic industries;

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

Two product lines account for a significant portion of our sales, consequently, continued market acceptance of these product lines is critical to our success.

        Approximately 45% of our 2002 net revenues came from the sales of our NSX Series and approximately 37% of our 2002 net revenues came from the sales of our 3Di Series. Although we intend to introduce new products in 2003, we still expect that the NSX Series and 3Di Series will continue to account for at least a majority of our net revenues for the next twelve months. Continued market acceptance of these product lines is critical to our success. Any decline in demand for or failure to achieve continued market acceptance of these product lines or any new version of these product lines, would harm our business.

The market acceptance of our new products is critical to our growth.

        Microelectronic device manufacturing equipment and processes are subject to rapid technological changes. We continue to spend a significant amount of time and resources developing new systems, new models to existing system series and improvements or enhancements on current models for both our current and new markets and applications. Due to the length of the product development cycles in our industries, we must make these significant time and resource expenditures well in advance of any prospect of a revenue stream from such new products. If our customers do not accept and integrate our new products into their operations, our revenue, cash flow, operating results or stock price could be negatively impacted.

If we are unable to develop and introduce successful new products and technologies in a timely manner, our business will be harmed.

        The microelectronic capital equipment manufacturing business is a highly competitive business and microelectronic device manufacturing equipment and processes provided are subject to rapid technological changes. We believe that our future success will depend in part upon our ability to continue to enhance our existing product line to meet customer needs and to develop and introduce new products in a timely manner. We cannot assure you that our product enhancement efforts to improve and advance products such as the NSX Series and the 3Di Series, or our new product development efforts, will be successful or that we will be able to respond effectively to technological change or that we will choose the most opportunistic new markets and applications. If we are unsuccessful, our expenses, revenue, operating results or stock price could be negatively impacted.

        We continue to make and/or review significant investments in research, development and engineering in new technology and/or businesses with new or complementary products, services and/or technologies, and we are aware of the numerous risks associated therewith, including but not limited to: 1) diversion of management's attention from day to day operational matters; 2) lack of synergy, or the inability to realize expected synergies; 3) failure to commercialize the new technology or business; 4) worse-than-expected performance of the new technology or business; (5) lower-than-expected market opportunities or market acceptance of any new products; and (6) unexpected reduction of sales of existing products by new products. If we are unsuccessful, our revenue, operating results or stock price could be negatively impacted.

Our products are complex and any product or process development issues could negatively impact our operations or financial results.

        Our products are complex and often the applications of our customers are unique. We believe that our future success will depend in part upon our ability to meet both our customers and our functionality and reliability requirements in a timely manner. We cannot be sure that our product offerings, application assistance, enhancement efforts, or our new product development efforts will fulfill every functionality and reliability requirement of every customer. In addition, new product offerings that are highly complex in terms of software or hardware may require application or service work such as bug fixing prior to acceptance thereby delaying revenue recognition. If we are unsuccessful in these areas, our market share, revenue, operating results or stock price could be negatively impacted.

Our operating results could be negatively impacted if we are unable to obtain the necessary resources to invest in our future.

        Although the microelectronic industries are currently in a severe and prolonged downturn, we intend to prepare for the next up-turn in these industries by continuing to invest in certain areas of our business.

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

        If our cash, together with cash available under our credit facility, is insufficient to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. In addition, our stock price has seen extreme fluctuations over the past year ranging from $3.47 to $16.35 and such fluctuations may continue in the future. We believe various factors, including many beyond our control, are causing the volatility in all stocks in the technology sector. The current low stock price may negatively impact our ability to raise capital through future equity financing, should such financing be desirable or needed. As a result, if alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding.

Our market is highly competitive and we may lose business to larger and better-financed competitors.

        The microelectronic defect inspection equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the same market as our NSX and 3Di Series systems and the industry is intensely competitive. Our current primary competitors in the market for microelectronic wafer defect inspection equipment are Semiconductor Technologies & Instruments, Inc. ("STI"), Robotic Vision Systems, Inc., Toray Industries, Inc. and Electroglas, Inc. We have entered into a Settlement and Stock Purchase Agreement to purchase all of the outstanding stock of STI and we currently expect to close the purchase in the second quarter of 2003. In addition, companies such as KLA-Tencor Corporation, Applied Materials, Inc., Rudolph Technologies and Photon Dynamics, that are currently providing automated inspection products for the wafer manufacturing and processing market, may enter our market. Most of these competitors, as well as other potential competitors, have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we have. Unless we are able to invest significant financial resources in developing products and enhancing customer support worldwide, and are able to gain customer acceptance of our products, we may not be able to compete effectively.

        As we continue to diversify into the evolving and emerging microelectronic technologies and markets including semiconductors, advanced packaging, optoelectronics, photonics, MEMS or other micro machines, flat panel display, printheads, data storage, disk drives and other similar devices, further competitors may enter our markets, or we may enter the markets of other companies.

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

        In addition, during this prolonged and extensive microelectronic industry downturn we have had reductions in our work force, reduced or eliminated salary increases and for certain periods implemented pay cuts at the management level, and reduced discretionary spending. Although we believe these measures have been strategically achieved to minimize disruption to our new product development, we recognize that any of the above measures may have long term effects on our business.

Our business may be harmed if we fail to protect our intellectual property rights.

        Our success depends in part upon our ability to obtain intellectual property rights and licenses and to preserve other intellectual property rights covering our products and our products under development. To protect these rights, we have obtained two domestic patents and intend to continue to seek patents on our inventions when appropriate. As of December 31, 2002, we also have an increasing variety of pending patent applications in the United States and internationally and expect our portfolio to grow in the future. The process of seeking intellectual property protection can be time-consuming and expensive. We cannot ensure that:

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

        If we do not successfully protect and then enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

        We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees, consultants, key customers and vendors to protect our intellectual property. Other parties may not comply with the terms of their agreements with us and we may not be able to adequately enforce our rights against these people.

Third parties may claim that we are infringing upon their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

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

        Sales to our ten largest customers accounted for 66% of net revenues in 2002, 75% of net revenues in 2001 and 63% of net revenues in 2000. In 2002, we had two customers each account for more than ten percent of our business, with one accounting for almost sixteen percent. Our customers are able to cancel orders, prior to shipment, with few or no penalties. If a significant customer reduces orders for any reason, our revenues, operating results and financial condition will be negatively affected. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers for whom there is intense competition.

Our dependence on subcontractors and sole or limited source suppliers may prevent us from delivering an acceptable product on a timely basis and could result in disruption of our operations.

        We rely on subcontractors to manufacture many of the components and subassemblies for our products and we depend on single or limited source suppliers for some of our components. Our reliance on subcontractors gives us little control over the manufacturing process and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and high costs.

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

Failure to accurately and timely adjust our orders for parts and subcomponents in inventory due to changing market conditions or customer acceptance of our products could adversely affect our consolidated financial statements including earnings.

        Our earnings could be harmed and our inventory levels could materially increase if we are unable to accurately and timely predict our inventory needs and adjust our orders for parts and subcomponents should our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our earnings, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products thus adversely affecting our revenues.

Our dependence upon international customers and suppliers may reduce our revenues or impede our ability to supply products.

        International sales have accounted for a significant and growing portion of our revenues in recent years and we expect that the percentage of sales from international customers will continue to increase. Sales outside of North America accounted for 52% of our net revenues in 2002, 44% of our net revenues in 2001 and 45% of our net revenues in 2000. In addition, we rely on non-U.S. suppliers for several components of the systems we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. International sales and our relationships with suppliers may be hurt by many factors, including:

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

        We are also subject to risks associated with shipping products outside of the U.S. including shipping delays, varying business conditions, differing business cultures, cultural diversities and export laws, among other risks.

Failure to increase our sales in Asia will negatively impact our financial performance.

        Asia is an important region for the markets we serve. In the past year, pockets of Asia have accounted for a growing percentage of our business. We expect our dependence upon the Asian market to increase. In recent years, Asia has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. Our revenues depend upon the capital expenditures of microelectronic manufacturers, many of who have operations and customers in Asia. Serious economic problems in Asia would likely result in a significant decrease in the sale of equipment to microelectronic industries. If we are unable to increase our sales in Asia, our future financial condition, revenues and operating results will be negatively affected.

        In addition, we opened an office in Taiwan in 2001 where we directly sell and service our systems using our own employees. When we opened the office, we believed the microelectronic industries in Taiwan and surrounding countries would have significant sales potential. We believe our 2002 and 2001 sales in Taiwan justified the decision to open the office; however, should the current trend of continued growth in the Taiwan market not occur, our future financial condition, revenues and operating results will be negatively affected. Although we have found that the opening of the office provided us with more control over our affairs and a direct sales and service force 100% dedicated to our products, the opening of the office required a lease of a facility, the hiring of employees, the formation of a limited liability entity and opening of a Taiwan branch, and other actions, all of which may increase our exposure.

        Due to the success of our Taiwan office, we continue to pursue other direct sales opportunities where we believe significant sales potential exists and more control over our affairs is prudent, such as in pockets of Europe where we have opened an office in the United Kingdom. Although we believe that the use of a more direct sales and service force will provide us with more control over our affairs and 100% dedication to our products, this approach may require a lease of a facility, the hiring of employees, the formation of a limited liability entity and other actions all of which may increase our exposure.

We will continue to rely upon distributors for a portion of our future sales, and a disruption in our relationships with these distributors could have a negative impact on our international sales.

        A portion of our sales has been made through independent distributors. Although our sales through distributors decreased in 2002, as compared to 2001, we expect that sales through independent distributors will represent some portion of our sales for the next several years. In 2002, sales to our exclusive distributor in Japan accounted for 4% of our net revenues, sales to our exclusive distributor in Asia (excluding Japan and Taiwan for all of 2002 and excluding all of Asia, except South Korea, for May through December 2002) accounted for 3% of our net revenues and sales to our distributors in Europe accounted for 2% of our net revenues. The activities of these distributors are not within our control. Although we believe that we maintain good relations with our independent distributors, the relationships may nevertheless deteriorate in the future. A reduction in the sales or service efforts or financial viability of any of our independent distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers.

Any acquisitions we may make could disrupt and harm our business.

        On February 26, 2003 we entered into a Settlement and Purchase Agreement with STI and its sole shareholder, ASTI Holdings, Ltd ("ASTI") of Singapore, to purchase all of the outstanding stock of STI and resolve any remaining disputes with ASTI and STI regarding our May 2002 Stock Purchase Agreement with STI and ASTI which we terminated in August 2002. Pursuant to the Settlement and Purchase Agreement, we have agreed to purchase all of the outstanding stock of STI for a purchase price of $1.25 million in cash and 215,385 shares of our common stock. The agreement is subject to approval of the shareholders of ASTI and we expect to close the purchase in the second quarter of 2003.

        The closing of the proposed acquisition of STI remains subject to various risks, including the possibility that shareholders of ASTI will not approve the transaction or that other legal or regulatory issues may arise that prevent the closing. Even if the closing takes place, our ability to benefit from the acquisition will depend upon how quickly and effectively we integrate STI's operations and personnel with our business. Unanticipated difficulties or costs in this integration process may adversely affect our business.

        If we are unable to close the acquisition, ASTI and STI may continue to seek resolution of disputes with respect to our May 2002 Purchase Agreement. In August 2002, we terminated the May 2002 Purchase Agreement and asserted that ASTI owed us a break up fee of $2.6 million. ASTI claimed that we had improperly terminated the agreement and asserted that we owed the $2.6 million break up fee to them. If we are unable to resolve this dispute by closing the proposed acquisition, resulting damage awards or the payment of the Break up Fee may have a material adverse effect on our financial condition. Whether or not we prevail, the legal expenses involved in any such proceeding may be material.

        Although we do not have any other specific plans or agreements to make any specific material acquisitions, we plan to pursue acquisitions of related businesses. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention and risks associated with unanticipated problems or latent liabilities. If we are successful in closing on the STI acquisition and/or in pursuing other acquisitions, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our shareholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. The process of reviewing and acquiring related businesses involve numerous risks, including but not limited to: 1) diversion of management's attention from other operational matters; 2) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. Should we successfully acquire STI or another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

If a microelectronic device manufacturer is loyal to another microelectronic equipment supplier, we may be unable to sell our products to that potential customer and our sales and market share could suffer as a result.

        We believe that once a microelectronic device manufacturer has selected one vendor's capital equipment for a production line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor's equipment, for the life of the application. Once a vendor's equipment has been installed in a production line, a microelectronic device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor's equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer's expense of switching to our systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor's capital equipment for an application.

If we are required to account for stock options as a compensation expense, our net income and earnings per share will be significantly reduced.

        Some companies have begun to account for stock options as a compensation expense thus resulting in a reduction of their net income and earnings per share. We currently grant all options at fair market value and do not record compensation expense in connection with the grants. It is possible that future laws and regulations will require us to record the fair market value of all stock options as a compensation expense in our consolidated financial statements. If such a change occurs, our net income and earnings per share will be significantly reduced.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Market Risk

        We are exposed to market risk primarily from changes in interest rates and credit risk. We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

        We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the "Investment Portfolio"). The entire Investment Portfolio is classified as available-for-sale and, accordingly, is recorded on the consolidated balance sheet at fair value based on quoted market prices, with unrealized gains and losses reported in Shareholders' Equity under the caption "Accumulated other comprehensive income (loss)". The entire Investment Portfolio is denominated in U.S. dollars. We do not use derivative financial instruments in the Investment Portfolio. Due to the short duration of our investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operations.

Credit Risk

        Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment Portfolio by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. As of December 31, 2002, 91% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

Item 8. Financial Statements and Supplementary Data

AUGUST TECHNOLOGY CORPORATION
Index to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
August Technology Corporation:

        We have audited the accompanying consolidated balance sheets of August Technology Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of August Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
February 7, 2003, except as to notes 17 and 18, which are as of February 26, 2003

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$1,523
Short-term investments	15,438	23,196
Accounts receivable, net	7,054	4,737
Inventories	8,444	9,384
Prepaid expenses and other current assets	1,091	2,838

Total current assets	33,922	41,678
Property and equipment, net	3,439	3,541
Long-term investments	1,444	1,138
Other assets	705	798

Total assets	$39,510	$47,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,273	$1,641
Accrued compensation	554	615
Other accrued liabilities	451	536
Customer deposits	1,268	1,715

Total current liabilities	4,546	4,507
Other non-current liabilities	97	125

Total liabilities	4,643	4,632

Commitments (note 12)	—	—
Shareholders' equity:
Common stock, no par value, 42,000,000 shares authorized 13,152,304 and 12,812,164 shares issued and outstanding, respectively	42,158	41,020
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(105)	(192)
Retained earnings (accumulated deficit)	(7,229)	1,704
Accumulated other comprehensive income (loss)	43	(9)

Total shareholders' equity	34,867	42,523

Total liabilities and shareholders' equity	$39,510	$47,155

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net revenues	$25,058	$29,784	$31,666
Cost of revenues	11,068	12,039	12,594

Gross profit	13,990	17,745	19,072
Selling, general and administrative expenses	11,769	11,800	10,100
Research and development expenses	9,847	7,940	6,945
Non-recurring expenses	1,244	579	326

Operating income (loss)	(8,870)	(2,574)	1,701
Interest income	624	1,427	1,078
Interest expense	—	—	(100)
Other expense	—	(17)	—

Income (loss) before provision for (benefit from) income taxes	(8,246)	(1,164)	2,679
Provision for (benefit from) income taxes	687	(813)	807

Net income (loss)	$(8,933)	$(351)	$1,872

Net income (loss) per share:
Basic	$(0.69)	$(0.03)	$0.17
Diluted	$(0.69)	$(0.03)	$0.16

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock
			Deferred Compensation Related To Stock Options	Retained Earnings (Accumulated Deficit)
	Shares Issued And Outstanding	Amount			Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 1999	9,163,961	$3,592	$(428)	$183	$—	$3,347
Net income	—	—	—	1,872	—	1,872
Issuances of common stock in conjunction with:
Initial public offering, net of expenses	3,300,000	35,860	—	—	—	35,860
Exercises of employee stock options	150,592	145	—	—	—	145
Employee stock purchase plan	18,505	203	—	—	—	203
Tax benefit from stock options exercised	—	112	—	—	—	112
Issuances of stock options to nonemployees	—	48	—	—	—	48
Amortization of deferred compensation related to stock options	—	(25)	123	—	—	98

Balances at December 31, 2000	12,633,058	39,935	(305)	2,055	—	41,685
Net loss	—	—	—	(351)	—	(351)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(9)	(9)

Comprehensive loss						(360)
Issuances of common stock in conjunction with:
Exercises of employee stock options	150,946	307	—	—	—	307
Employee stock purchase plan	28,160	289	—	—	—	289
Tax benefit from stock options exercised	—	501	—	—	—	501
Issuances of stock options to nonemployees	—	8	—	—	—	8
Amortization of deferred compensation related to stock options	—	(20)	113	—	—	93

Balances at December 31, 2001	12,812,164	41,020	(192)	1,704	(9)	42,523
Net loss	—	—	—	(8,933)	—	(8,933)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Net unrealized gain on securities	—	—	—	—	55	55

Comprehensive loss						(8,881)
Issuances of common stock in conjunction with:
Exercises of employee stock options	303,673	942	—	—	—	942
Employee stock purchase plan	36,467	220	—	—	—	220
Amortization of deferred compensation related to stock options	—	(24)	87	—	—	63

Balances at December 31, 2002	13,152,304	$42,158	$(105)	$(7,229)	$43	$34,867

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(8,933)	$(351)	$1,872
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,399	934	363
Deferred income taxes	896	(662)	(178)
Provision for doubtful accounts	148	157	220
Amortization of deferred compensation related to stock options	63	93	98
Loss on disposition of assets	—	17	—
Issuances of stock options to nonemployees	—	8	48
Write-off of assets	—	—	326
Accrued lease obligation	—	—	106
Changes in operating assets and liabilities:
Accounts receivable	(2,465)	1,986	(3,981)
Inventories	940	(1,128)	(5,796)
Prepaid expenses and other current assets	1,427	(1,213)	(861)
Accounts payable	632	(1,127)	1,970
Accrued compensation	(61)	(641)	696
Other accrued liabilities	(113)	(41)	396
Accrued income taxes	—	(591)	903
Customer deposits	(447)	1,123	380

Net cash used in operating activities	(6,514)	(1,436)	(3,438)

Cash flows from investing activities:
Proceeds from maturities of securities	34,738	56,471	21,741
Purchases of securities	(27,231)	(54,715)	(47,831)
Purchases of property and equipment	(1,209)	(2,245)	(1,982)
Investment in other assets	(571)	(248)	(118)

Net cash provided by (used in) investing activities	5,727	(737)	(28,190)

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,162	596	36,208
Payments of short term debt, net	—	—	(1,223)
Checks issued in excess of bank balance	—	—	(254)

Net cash provided by financing activities	1,162	596	34,731

Effect of exchange rates on cash and cash equivalents	(3)	(3)	—

Net increase (decrease) in cash and cash equivalents	372	(1,580)	3,103
Cash and cash equivalents at beginning of year	1,523	3,103	—

Cash and cash equivalents at end of year	$1,895	$1,523	$3,103

Supplemental cash flow information:
Cash paid for interest	$—	$—	$(100)
Cash refunds of (paid for) income taxes, net	$1,747	$(1,834)	$(88)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1—Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        August Technology Corporation (collectively with its subsidiaries, the "Company") is a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated defect inspection systems used in the manufacture of microelectronic devices including semiconductor devices as well as emerging microelectronic device markets. The Company's systems automate the inspection process, allowing manufacturers to inspect 100% of their wafers or die, while providing powerful information that manufacturers can use to increase yield and productivity. The Company has sold these systems worldwide to major microelectronic device manufacturers.

Principles of Consolidation

        The consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

        Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Estimates are used for, but not limited to: allocation of revenues in multiple element arrangements, allowance for doubtful accounts, inventory valuation, useful lives of depreciable and intangible assets, warranty provisions and income taxes. Future events and their effects cannot be perceived with certainty. As a result, the estimates used in preparation of the financial statements will change as new events occur, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid debt instruments with original maturities of 90 days or less when purchased.

Investments

        Investments consist of marketable debt instruments. The investments are stated at fair value based on quoted market prices and may be used for liquidity or other corporate purposes. The Company changed the classification of all of its investments from held-to-maturity to available-for-sale during the second quarter of 2002. Unrealized gains and losses are reported in Shareholders' Equity under the caption "Accumulated other comprehensive income (loss)". Short-term investments mature in less than one year. Long-term investments have maturities of more than one year.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, investments and accounts payable approximates fair value as of December 31, 2002 and 2001.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration systems are stated at manufacturing cost and reserves are recorded to state the demonstration systems at their net realizable value. The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete and/or excess are appropriately reserved. In making the determination, the Company considers future sales of related products and quantity of inventory at the balance sheet date assessed against each part's past usage rates and future expected usage rates.

Property and Equipment

        Property and equipment is stated at cost and is depreciated over the estimated useful lives of the respective assets. The estimated useful lives range from two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or lease terms.

Capitalized Software Development Costs

        Software development costs incurred subsequent to the establishment of technological feasibility, which is demonstrated by the completion of a working model, through general release of the products are capitalized. Capitalized costs are amortized over the lesser of the estimated sales of the product or the straight-line method over a period of three years. The Company reviews the carrying value of software development costs regularly and a loss is recognized when the net realizable value falls below the unamortized cost. Net capitalized software development costs at December 31, 2002 and 2001 were $160 and $223, respectively. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $88, $37 and none, respectively.

Impairment of Long Lived Assets

        The Company reviews long-lived assets for impairment annually or more frequently if the occurrence of events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to future net undiscounted cash flows. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to credit risk, consist principally of investments in cash equivalents and short-term and long-term debt obligations and trade receivables. The Company limits credit risk by placing all investments with high credit quality issuers and limits the amount of investment with any one issuer. The Company limits credit risk associated with trade receivables by performing ongoing credit evaluations and maintains a reserve for potential collection losses based upon collectibility of all accounts receivable. The Company believes that there is no additional risk, beyond amounts provided for collection losses, to be inherent in trade receivables.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. The Company regularly assesses the recoverability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amounts believed to be realizable, considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon carry back to prior periods, tax planning strategies, the scheduled reversal of deferred tax liabilities and the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's level of historical taxable losses in recent years and the uncertainty of future taxable income, the Company concluded during the second quarter of 2002 that a full valuation allowance against the deferred tax assets was appropriate. The valuation allowance at December 31, 2002 was $5,360.

Comprehensive Income (Loss)

        Comprehensive income (loss) represents the change in equity during a period from transactions and other events and circumstances excluding transactions resulting from investment by shareholders and distribution to shareholders.

Foreign Currency Translation

        Assets and liabilities of the Company's Taiwan and United Kingdom subsidiaries are translated at year-end exchange rates, and equity accounts are translated at historical rates. Income and expense accounts are translated at the average exchange rate for the year. The resulting translation adjustment is excluded from operations and accumulated as a separate component of shareholders' equity.

Stock-based Compensation

        The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based compensation. The Company has adopted the pro forma disclosure requirements under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting and Disclosure of Stock-based Compensation".

Stock-based Payments to Nonemployees

        The Company recognizes expense for stock options issued to nonemployees based upon the fair value of the consideration received or the fair value of the equity instruments issued in accordance with SFAS No. 123.

Revenue Recognition

        The Company derives revenues from the sale of systems, spare parts and services.

        System sales:    The Company requires customers, excluding the Company's distributors, that have new inspection applications to complete pre-shipment authorization testing of purchased systems at the Company's facility, prior to shipment. During this testing, the customer verifies that the system meets their specifications and authorizes shipment. For systems that require such testing the Company recognizes revenue as follows:

  •
  Revenue from systems meeting pre-shipment authorization testing is recognized when the product has shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable. The Company does not deem installation to be essential to the functionality of its systems as it does not involve altering the system's features or capabilities or the building of complex interfaces.

  •
  Revenue from systems that have not been demonstrated to meet customer specifications prior to shipment is recognized when title and risk of loss have transferred to the customer, installation has occurred, and collection of the resulting receivable is probable.

        When the customer has already accepted a previous system, with the same specifications, for the same application, the Company does not require pre-shipment authorization testing. Revenue is recognized when the product has shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

        System sales are accounted for as multiple-element arrangements. In transactions that include multiple products and/or services, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

        Spare parts revenue:    Spare parts revenue is recognized when the parts have been shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

        Service revenue:    Service revenues are recognized after the services are performed and collection of the resulting receivable is probable. Revenues from maintenance contracts are recognized ratably over the period of the contract. Service revenues were insignificant during the years ended December 31, 2002, 2001 and 2000.

        The Company's distributors are not granted price protection. Sales to all customers and distributors are final and no right of return after shipment exists.

        Unbilled revenue represents revenue that has been earned for equipment shipped but not billed due to the payment terms of the customer order.

Warranty Expense

        The Company provides warranty coverage for its systems for a period of one year, including parts and labor necessary to repair the systems during the warranty period. A provision for the costs related to warranty expense is recorded as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on our historical experience rate of incurred expenses to corresponding system revenues.

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

New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company does not expect that the adoption of SFAS 146 will have an effect on its consolidated financial statements. The Company will adopt the provisions of SFAS 146 for exit and disposal activities that are initiated after December 31, 2002 as required by the standard.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company does not expect that the adoption of FIN 45 will have an effect on its consolidated financial statements. The Company will adopt the initial recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002.

        In December 2002, the Emerging Issues Task Force reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have a material effect on the Company's financial statements.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company will adopt the provisions of FIN 46 for existing variable interest entities on July 1, 2003. The disclosure requirements of this Interpretation are effective for financial statements issued after January 31, 2003. The Company adopted the provisions of FIN 46 for newly formed variable interest entities effective January 31, 2003 which will not have a material effect on the Company's financial statements. In addition, the Company adopted the disclosure provisions of FIN 46 effective December 31, 2002.

Note 2—Investments

        Short-term and long-term investments consisted of the following:

	December 31,
	2002	2001
Due within one year:
Corporate notes	$8,706	$14,518
Government notes	6,732	8,678

Total due within one year	15,438	23,196
Due after one year through two years:
Government notes	1,444	—
Corporate notes	—	1,138

Total due after one year	1,444	1,138

Total investments	$16,882	$24,334

        Net unrealized gains on investments as of December 31, 2002 were $55. Realized gains and losses on available-for-sale securities were immaterial in 2002.

Note 3—Accounts Receivable

        Accounts receivable consisted of the following:

	December 31,
	2002	2001
Billed receivables	$7,209	$4,640
Unbilled revenue	395	499

	7,604	5,139
Allowance for doubtful accounts	(550)	(402)

Accounts receivable, net	$7,054	$4,737

Note 4—Inventories

        Inventories consisted of the following:

	December 31,
	2002	2001
Raw materials	$3,053	$3,118
Work in process	1,415	779
Finished goods	2,964	4,455
Inventory at customers under purchase orders	1,012	1,032

Inventories	$8,444	$9,384

        Inventory at customers under purchase orders represent systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications as of December 31, 2002 or 2001.

Note 5—Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2002	2001
Furniture and equipment	$3,487	$2,582
Computer equipment	1,094	890
Computer software	1,323	1,227
Leasehold improvements	393	389

	6,297	5,088
Less: accumulated depreciation and amortization	(2,858)	(1,547)

Property and equipment, net	$3,439	$3,541

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,311, $897 and $363, respectively.

Note 6—Other Assets

        On May 6, 2002, the Company invested $500 in Excelerate Technologies, Inc. in the form of a note receivable. The note receivable bears interest at 8%, matures on May 5, 2003 and upon maturity is convertible into preferred stock of Excelerate Technologies and is secured by certain assets.

Note 7—Warranty

        Information with respect to changes in the warranty provision is as follows:

Changes in Warranty Liability
Accrual at December 31, 1999	$40
Warranties issued	200
Costs incurred	(114)

Accrual at December 31, 2000	126
Warranties issued	173
Costs incurred	(150)

Accrual at December 31, 2001	149
Warranties issued	101
Costs incurred	(139)

Accrual at December 31, 2002	$111

Note 8—Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(239)	$(152)	$960
State	—	1	25
Foreign	30	—	—

	(209)	(151)	985
Deferred:
Federal	679	(468)	(160)
State	217	(194)	(18)
Foreign	—	—	—

	896	(662)	(178)

Total provision for (benefit from) income taxes	$687	$(813)	$807

        A reconciliation of the expected federal income taxes at the statutory rate of 34% to the actual provision for (benefit from) income taxes is as follows:

	Years Ended December 31,
	2002	2001	2000
Expected federal income tax	$(3,037)	$(396)	$911
State income tax, net of federal tax effect	144	(127)	5
General business credits	(283)	(208)	(146)
Nondeductible expenses	100	86	66
Extraterritorial income exclusion	—	(97)	—
Tax exempt income	(58)	(81)	(6)
Change in valuation allowance	3,752	—	(23)
Foreign tax	30	—	—
Other	39	—	—
Cost (benefit) of graduated tax rates	—	10	—

Actual provision for (benefit from) income taxes	$687	$(813)	$807

        Deferred taxes consisted of the following:

	December 31,
	2002	2001
Current deferred tax assets:
Allowance for doubtful accounts	$207	$149
Compensation accrual	111	71
Inventory reserve	100	66
Warranty accrual	42	55
Accrued lease obligation	11	11
Prepaid expenses	(51)	(8)

Total current deferred tax assets	420	344
Long-term deferred tax assets:
Net operating loss carryovers	4,107	49
General business credits	1,007	596
Accrued lease obligation	30	46
Alternative minimum tax credits	—	76

Total gross deferred tax assets	5,564	1,111
Long-term deferred tax liabilities:
Depreciation	(204)	(215)
Valuation allowance	(5,360)	—

Net deferred tax assets	$—	$896

        The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $5,360 and none, respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $5,360 and none, respectively.

        At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $10,500 that will expire in 2022 and state net operating loss carryforwards of approximately $3,970 that will begin to expire in 2016. The net operating losses are available to offset future federal and state taxable income, if any. In addition, the Company has general business tax credits for federal and state tax purposes of approximately $782 and $225, respectively, which are available to offset future federal and state regular income taxes, if any, and will begin to expire in 2015.

        Subsequently recognized tax benefits relating to the $5,360 valuation allowance for deferred tax assets as of December 31, 2002, would be reported in the consolidated statements of operations as an income tax benefit of $4,370 and in the consolidated statements of shareholders' equity as a tax benefit from stock options exercised of $990.

Note 9—Short-Term Debt

        On July 26, 2002 the Company entered into a revolving credit line agreement (the "Credit Facility") with a bank that expires in April 2004. The Credit Facility allows for borrowings of up to

$5,000 subject to availability based on accounts receivable and inventory balances. Interest is payable monthly at the 30-day LIBOR rate plus 2.25%. The Credit Facility contains financial covenants, which include certain levels of tangible net worth and capital expenditures. As of December 31, 2002, the Company was in compliance with these covenants and there was no balance outstanding under the agreement.

        On June 30, 2002, the Company's previous revolving credit line agreement expired. There was no balance outstanding under the agreement at December 31, 2001.

Note 10—Shareholders' Equity

Net Income (Loss) Per Share

        The components of basic and diluted net income (loss) per share were as follows:

	Years Ended December 31,
	2002	2001	2000
Net income (loss)	$(8,933)	$(351)	$1,872
Weighted average common shares:
Basic	13,033	12,723	11,049
Effect of dilutive stock options and warrants	—	—	721

Diluted	13,033	12,723	11,770

Net income (loss) per share:
Basic	$(0.69)	$(0.03)	$0.17
Diluted	$(0.69)	$(0.03)	$0.16

        The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the years ended December 31, 2002, 2001 and 2000 were 1,556, 1,585 and 129, respectively.

Common Stock

        On June 14, 2000, the Company sold 3,300 shares of Common Stock in the Company's initial public offering for cash of $39,600. The Company incurred expenses of $3,740 that were netted with the cash proceeds received.

Deferred Compensation

        In connection with the grant of stock options to employees in 1999, the Company recorded deferred compensation of $428, representing the difference between the estimated deemed value of the Common Stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting period of the options granted, generally five years. The charge to compensation expense related to this deferred compensation for the years ended December 31, 2002, 2001 and 2000 was $63, $93 and $98, respectively.

Employee Stock Purchase Plan

        During 2000, the Board of Directors and shareholders adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). The 2000 Purchase Plan allows employees, subject to certain restrictions, to purchase the Company's Common Stock through payroll deductions. Contributions are limited to 10% of an employee's compensation. The purchase price is set at 85% of the lower of the closing market price of the Company's Common Stock at the commencement or termination of a participation phase. Participation phases have a duration of six months and begin on January 1 and July 1 of each year. The Board of Directors has reserved 375 shares of Common Stock for issuance under the 2000 Purchase Plan. As of December 31, 2002, 83 shares of Common Stock had been purchased and 292 shares remain reserved for future issuance under the 2000 Purchase Plan.

Stock-based Compensation

        The Board of Directors and shareholders have adopted the 1997 incentive stock option plan (the "1997 Option Plan"), which originally provided for 1,125 shares available for issuance primarily to officers, directors and key employees. On April 14, 2000 and April 19, 2001, the shareholders authorized increases in the number of shares available for issuance to 2,250 and 2,650 shares, respectively. The 1997 Option Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of Section 422. The exercise price of incentive stock options may not be less than the fair market value of the stock at the date of grant. The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the stock at the date of grant. The stock options vest over periods that range from immediate to five years and expire seven years from the date of grant. As of December 31, 2002, there were 250 shares available for future grant under the 1997 Option Plan.

        Information with respect to option activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 1999	1,144	$1.44
Granted	679	11.62
Exercised	(151)	0.96
Forfeited	(167)	5.89

Outstanding at December 31, 2000	1,505	5.64
Granted	385	11.55
Exercised	(151)	2.03
Forfeited	(123)	9.90

Outstanding at December 31, 2001	1,616	7.06
Granted	700	6.59
Exercised	(304)	3.10
Forfeited	(217)	9.11

Outstanding at December 31, 2002	1,795	$7.30

        The following table summarizes information about stock options outstanding at December 31, 2002:

		Weighted Average Remaining Contractual Life (years)		Exercisable
Range of Exercise Prices	Outstanding Options		Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$ 0.50 - 1.20	227	2.3	$0.90	192	$0.84
1.21 - 2.37	187	3.8	2.37	95	2.37
2.38 - 4.30	199	6.9	4.27	79	4.29
4.31 - 4.70	192	6.8	4.63	115	4.59
4.71 - 9.61	214	5.5	6.93	69	7.47
9.62 - 10.05	228	5.8	9.85	144	9.77
10.06 - 12.00	210	4.7	11.47	79	11.55
12.01 - 13.25	164	5.1	12.97	73	12.94
13.26 - 16.94	174	5.4	14.04	57	13.88

$ 0.50 - 16.94	1,795	5.1	$7.30	903	$6.44

        The estimated per share weighted average fair value of all stock options granted during the years ended December 31, 2002, 2001 and 2000 was $3.82, $7.48 and $7.25, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected life	4.4 years	5.7 years	5.5 years
Risk free interest rate	3.4%	4.8%	6.1%
Volatility	74.2%	69.9%	68.6%
Dividend yield	—	—	—

        Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company's pro forma net income (loss) would have been as follows:

	Years ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(8,933)	$(351)	$1,872
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,491)	(916)	(563)

Pro forma net income (loss)	$(11,424)	$(1,267)	$1,309

Basic net income (loss) per share:
As reported	$(0.69)	$(0.03)	$0.17
Pro forma	(0.88)	(0.10)	0.12
Diluted net income (loss) per share:
As reported	$(0.69)	$(0.03)	$0.16
Pro forma	(0.88)	(0.10)	0.11

Note 11—Non-recurring Expenses

        During 2002, non-recurring expenses included $459 for the write-off of costs associated with a terminated acquisition, a $428 payment related to the modification of the Company's distributor agreement with Metron Technology, LTD, as a result of the Company's decision to sell directly to customers throughout Asia, except Japan and South Korea, and $357 of termination benefits related to a reduction in workforce of 18 employees, which affected all departments within the Company and was implemented in response to the continued downturn in the microelectronic industries.

        During 2001, non-recurring expenses included a $348 payment related to the modification of the Company's distributor agreement with Metron Technology, LTD, as a result of the Company's decision to sell directly to customers in Taiwan and $231 of termination benefits to 41 employees related to a reduction in workforce, which affected all departments within the Company and was implemented in response to the downturn in the microelectronic industries.

Note 12—Leases

        The Company leases its office and manufacturing facilities and certain equipment under noncancelable operating leases. Future minimum lease payments as of December 31, 2002, excluding operating costs, under these leases are as follows:

For the Years Ending December 31,	Amount
2003	$711
2004	685
2005	674
2006	226

Total minimum lease payments	$2,296

        Rent expense for all operating leases for the years ended December 31, 2002, 2001 and 2000 was $646, $617 and $485, respectively.

Note 13—Employee Retirement Plan

        The Company maintains an employee benefit plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to all employees who have reached the age of 18 and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible compensation, subject to certain limitations. The Company matches 50% of the deferrals up to 6% of the employee's compensation. The Company made contributions to the Plan for the years ended December 31, 2002, 2001 and 2000 of $259, $250 and $88, respectively.

Note 14—Significant Customer Information

        The percentage of net revenues derived from major customers, which include distributors, and accounts receivable related to these customers were as follows:

	Years Ended December 31,
	2002	2001	2000
Net revenues:
Customer A	15%	12%	3%
Customer B	10%	—	—
Customer C	5%	17%	3%
Customer D	4%	13%	8%
Customer E	3%	13%	16%

Total	37%	55%	30%

	December 31,
	2002	2001
Accounts receivable:
Customer A	14%	35%
Customer B	2%	—
Customer C	2%	—
Customer D	—	1%
Customer E	2%	22%

Total	20%	58%

Note 15—Geographic Information

        All of the Company's tangible long-lived assets are located in the United States, except for a small amount of equipment in Taiwan. The Company derives revenues from shipments to customers outside of the United States. The percentage of net revenues by country was as follows:

	Years Ended December 31,
	2002	2001	2000
Net revenues:
United States	48%	56%	55%
Taiwan	37%	18%	22%
Japan	4%	13%	8%
Other	11%	13%	15%

	100%	100%	100%

Note 16—Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net revenues	$5,510	$6,980	$6,273	$6,295
Gross profit	3,146	4,015	3,454	3,375
Operating loss	(1,815)	(2,114)	(2,673)	(2,268)
Net loss	(803)	(3,431)	(2,549)	(2,150)
Net loss per share:
Basic	$(0.06)	$(0.26)	$(0.19)	$(0.16)
Diluted	$(0.06)	$(0.26)	$(0.19)	$(0.16)
Weighted average common shares:
Basic	12,845	13,033	13,123	13,130
Diluted	12,845	13,033	13,123	13,130
	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net revenues	$10,904	$10,155	$3,253	$5,472
Gross profit	6,633	6,232	1,759	3,121
Operating income (loss)	1,292	553	(2,741)	(1,678)
Net income (loss)	1,149	617	(1,378)	(739)
Net income (loss) per share:
Basic	$0.09	$0.05	$(0.11)	$(0.06)
Diluted	$0.09	$0.05	$(0.11)	$(0.06)
Weighted average common shares:
Basic	12,640	12,687	12,768	12,795
Diluted	13,290	13,301	12,768	12,795

Note 17—Legal Proceedings

        From time to time, in the ordinary course of business, the Company is subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Except as described below, the Company is not aware of any asserted or unasserted legal proceedings or claims that management believes would have a material adverse effect on the Company's financial condition or results of operations.

        As described below under Note 18 "Subsequent Events", the Company has entered into a Settlement and Purchase Agreement with Semiconductor Technologies & Instruments, Inc. ("STI") and its sole shareholder, ASTI Holdings, Ltd ("ASTI") of Singapore, to purchase all of the outstanding stock of STI and resolve any remaining disputes with ASTI and STI regarding the Company's May 2002 Stock Purchase Agreement with ASTI and STI which the Company terminated in August 2002. If the Company is unable to close the acquisition, ASTI and STI may continue to seek resolution of disputes with respect to the Company's May 2002 Purchase Agreement. In August 2002, the Company terminated the May 2002 Purchase Agreement and asserted that ASTI owed the Company a break up fee of $2,600. ASTI claimed that the Company had improperly terminated the agreement and asserted that the Company owed the $2,600 break up fee to them. If the Company is unable to resolve this dispute by closing the proposed acquisition, resulting damage awards or the payment of the break up fee may have a material adverse effect on the Company's financial condition. Whether or not the Company prevails, the legal expenses involved in any such proceeding may be material.

Note 18—Subsequent Events

        On February 26, 2003 the Company entered into a Settlement and Purchase Agreement with STI and its sole shareholder, ASTI, to purchase all of the outstanding stock of STI and resolve any remaining disputes with ASTI and STI regarding the Company's May 2002 Stock Purchase Agreement with STI and ASTI which the Company terminated in August 2002. Pursuant to the Settlement and Purchase Agreement, the Company has agreed to purchase all of the outstanding stock of STI for a purchase price of $1,250 in cash and 215 shares of the Company's Common Stock. The agreement is subject to approval of the shareholders of ASTI and the Company expects to close the purchase in the second quarter of 2003.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the year ended December 31, 2002. Other than "Executive Officers of the Registrant", which is set forth at the end of Part I of this Form 10-K, the information required by this item is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act", which appear in the Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the sections labeled "Executive Compensation" and "Election of Directors" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" in the Proxy Statement.

Equity Compensation Plan Information

        The following table provides information about shares of the Company's Common Stock that may be issued under the Company's equity compensation plans, as of December 31, 2002:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,795,088	$7.30	249,446
Equity compensation plans not approved by security holders	—	N/A	—

Total	1,795,088	$7.30	249,446

(1)
Includes options under the August Technology 1997 Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions

        None

Item 14.    Controls and Procedures

        Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents filed as part of this report.

  (1)
  Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules. The following schedule is included following the signature page of this Form 10-K:

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

  (b)
  Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION
By:	/s/ JEFF L. O'DELL Jeff L. O'Dell Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

        Each person whose signature appears below constitutes and appoints Jeff L. O'Dell and Scott A. Gabbard as the undersigned's true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney's-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ JEFF L. O'DELL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2003
/s/ SCOTT A. GABBARD	Acting Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 26, 2003
/s/ JAMES A. BERNARDS	Director	February 26, 2003
/s/ ROGER E. GOWER	Director	February 26, 2003
/s/ MICHAEL W. WRIGHT	Director	February 26, 2003
/s/ LINDA HALL WHITMAN	Director	February 26, 2003

CERTIFICATIONS

I, Jeff L. O'Dell, certify that:

1.
I have reviewed this annual report on Form 10-K of August Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 26, 2003	By:	/s/ JEFF L. O'DELL
Jeff L. O'Dell Chief Executive Officer

I, Scott A. Gabbard, certify that:

1.
I have reviewed this annual report on Form 10-K of August Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 26, 2003	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard Acting Chief Financial Officer and Vice President, Finance

INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
August Technology Corporation:

        Under date of February 7, 2003, except as to notes 17 and 18, which are as of February 26, 2003, we reported on the consolidated balance sheets of August Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as included in August Technology Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see Item 14(a)(2)). This financial statement schedule is the responsibility of August Technology Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Minneapolis, Minnesota
February 7, 2003, except as to notes 17 and 18, which are as of February 26, 2003

Schedule II Valuation and Qualifying Accounts

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands)

Description	Date	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(a)		Balance at End of Period
Allowance for doubtful accounts	Year ended December 31, 2000 Year ended December 31, 2001 Year ended December 31, 2002	$45 255 402	$220 157 148	$	— — —	$(10 (10 —	) )	$255 402 550

(a)
Represents write-offs of uncollectible accounts receivable.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended: December 31, 2002	Commission File No.: 000 - 30637

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description
2.1*
Settlement and Purchase Agreement with ASTI Holdings Limited and Semiconductor Technologies & Instruments, Inc., dated February 26, 2003 (See agreement for a listing of exhibits and schedules not included herein. Issuer will furnish copies of omitted exhibits and schedules upon the Commission's request)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
4.1	Instruments defining the rights of security holders, including indentures (reference is made to Exhibits 3.1 and 3.2)
4.2	Form of Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.1	1997 Stock Option Plan, as amended and restated through April 30, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2002)**
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
10.7*	Amendments to the Lease Agreement between the Company and Duke Realty Minnesota, LLC, dated March 12, 1999 and October 29, 1999

10.8*	Amendment to the International Distributor Agreement between the Company and Metron Technology B.V., dated May 19, 2002
10.9
Lease Agreement between the Company and Duke Realty Minnesota, LLC, dated August 18, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.10
Stock Purchase Warrant between the Company and III-D Capital, LLC, dated July 24, 1998 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.11
OEM Agreement between the Company and Santok Software Solutions Inc., dated January 26, 2000 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Reg. No. 333-32692)
10.12
1998 Board of Directors Compensation Plan, adopted by the Board of Directors, amended and restated as of January 1, 2002 (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2001)**
10.13
August Technology 2000 Employee Stock Purchase Plan, as amended and restated through April 30, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2002)**
10.14*	Convertible Promissory Note between the Company and Excelerate Technologies, Holdings, LLC, dated May 6, 2002, as amended by the Amendment to Convertible Promissory Note, dated October 29, 2002
10.15
Executive Employment Contract between the Company and Scott A. Gabbard, dated July 11, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002)**
10.16
Definitive agreement with ASTI Holdings Limited and Semiconductor Technologies & Instruments, Inc., dated May 23, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2002)
10.17
Amendments to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated March 31, 2000 and July 25, 2000 (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2000)
10.18	August Technology 2001 Annual Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2000)**
10.19	Executive Employment Contract between the Company and Jeff L. O'Dell, dated March 6, 2002 (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2001)**
10.20
Executive Employment Contract between the Company and Thomas C. Velin, dated March 6, 2002 (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 2001)**
10.21	Executive Employment Contract between the Company and David Klenk, dated March 6, 2002 (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2001)**
10.22	Executive Employment Contract between the Company and Mark Harless, dated March 6, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2001)**

10.23
Executive Employment Contract between the Company and Thomas Verburgt, dated March 6, 2002 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2001)**
10.24	Executive Employment Contract between the Company and John M. Vasuta, dated March 6, 2002 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2001)**
10.25
Executive Employment Contract between the Company and D. Mayson Brooks, dated March 5, 2002 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 2001)**
10.26	Executive Employment Contract between the Company and Wayne Hubin, dated March 6, 2002 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 2001)**
10.27	Executive Employment Contract between the Company and Albert Eliasen, dated March 6, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2001)**
10.28	August Technology 2002 Annual Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2001)**
10.29
Amendment to the Lease Agreement between the Company and West 78th Street, Bloomington Associates, LLC, dated June 18, 2001 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2001)
10.30
Amendment to the International Distributor Agreement between the Company and Metron Technology B.V., dated April 17, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 2001)
10.31*	Revolving Credit Agreement between the Company and Excel Bank Minnesota, dated July 26, 2002
10.32*	Revolving Note between the Company and Excel Bank Minnesota, dated July 26, 2002
10.33*	Security Agreement between the Company and Excel Bank Minnesota, dated July 26, 2002
10.34*	Termination of the International Distributor Agreement between the Company and Firfax Systems Ltd., dated December 18, 2002
10.35*	Code of Ethics, dated February 7, 2003
10.36*	Security Agreement between the Company and Excelerate Technologies, LLC, dated May 6, 2002
21.1*	Subsidiaries of the Company
23.1*	Independent Auditors' Consent
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
Management contract or compensatory plan or arrangement

QuickLinks

AUGUST TECHNOLOGY CORPORATION FORM 10-K TABLE OF CONTENTS FOR THE YEAR ENDED DECEMBER 31, 2002
PART I
Executive Officers of the Registrant
PART II
Cautionary Statements
AUGUST TECHNOLOGY CORPORATION Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
AUGUST TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
AUGUST TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
AUGUST TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share amounts)
AUGUST TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AUGUST TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
Schedule II Valuation and Qualifying Accounts
VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (In thousands)
EXHIBIT INDEX TO FORM 10-K