Form 10-Q
period 2003-03-31
AUGUST TECHNOLOGY CORP
filed 2003-05-09
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-1729485
(State of incorporation)	(I.R.S. Employer Identification No.)

4900 West 78th Street Bloomington, MN	55435
(Address of principal executive offices)	(Zip Code)

(952) 820-0080
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).  Yes ☐ No ☒

As of April 30, 2003, there were 13,382,004 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I         FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$1,974	$1,895
Short-term marketable securities	13,719	15,438
Accounts receivable, net	4,928	7,054
Inventories	9,441	8,444
Prepaid expenses and other current assets	1,082	1,091
Total current assets	31,144	33,922

Property and equipment, net	3,306	3,439
Long-term marketable securities	3,003	1,444
Other assets	682	705
Total assets	$38,135	$39,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,402	$2,273
Accrued compensation	980	554
Accrued liabilities	329	451
Customer deposits	1,721	1,268
Total current liabilities	5,432	4,546

Other non-current liabilities	97	97
Total liabilities	5,529	4,643

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 13,164,244 and 13,152,304 shares issued and outstanding, respectively	42,171	42,158
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(87)	(105)
Accumulated deficit	(9,498)	(7,229)
Accumulated other comprehensive income	20	43
Total shareholders’ equity	32,606	34,867
Total liabilities and shareholders’ equity	$38,135	$39,510

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net revenues	$6,563	$5,510
Cost of revenues	2,955	2,364
Gross profit	3,608	3,146

Selling, general and administrative expenses	3,207	2,826
Research and development expenses	2,768	2,135
Operating loss	(2,367)	(1,815)

Interest income	98	208

Loss before benefit from income taxes	(2,269)	(1,607)
Benefit from income taxes	—	(804)
Net loss	$(2,269)	$(803)

Net loss per share:
Basic and diluted	$(0.17)	$(0.06)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,269)	$(803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	385	331
Provision for doubtful accounts	33	8
Amortization of deferred compensation related to stock options	14	15
Changes in operating assets and liabilities:
Accounts receivable	2,093	(49)
Inventories	(997)	767
Prepaid expenses and other current assets	9	83
Accounts payable	129	(59)
Accrued compensation	426	75
Accrued liabilities	(122)	(103)
Customer deposits	453	(77)
Net cash provided by operating activities	154	188

Cash flows from investing activities:
Maturities of marketable securities	9,846	11,379
Purchases of marketable securities	(9,712)	(12,020)
Purchases of property and equipment	(228)	(318)
Investment in other assets	—	(46)
Net cash used in investing activities	(94)	(1,005)

Cash flows from financing activities:
Net proceeds from issuances of common stock	17	326
Net cash provided by financing activities	17	326

Effect of exchange rates on cash and cash equivalents	2	—

Net increase (decrease) in cash and cash equivalents	79	(491)
Cash and cash equivalents at beginning of period	1,895	1,523
Cash and cash equivalents at end of period	$1,974	$1,032

Supplemental cash flow information:
Cash refunds (payments) of income taxes	$(5)	$1,150

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at March 31, 2003, the operating results for the three months ended March 31, 2003 and 2002 and the cash flows for the three months ended March 31, 2003 and 2002.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 4, 2003.

The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Note 2 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2003	December 31, 2002

Billed receivables	$5,254	$7,209
Unbilled revenue	257	395
	5,511	7,604
Allowance for doubtful accounts	(583)	(550)
Accounts receivable, net	$4,928	$7,054

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$3,731	$3,053
Work in process	1,536	1,415
Finished goods	1,950	2,964
Inventory at customers under purchase orders	2,224	1,012
Inventories	$9,441	$8,444

Inventory at customers under purchase orders represent systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications as of March 31, 2003 or December 31, 2002.

Note 4 – Other Assets

On May 6, 2002, the Company invested $500 in Excelerate Technologies, Inc. (“Excelerate”) in the form of a Note Receivable (the “Note”).  The Note was amended on February 13, 2003.  The Note bears interest at prime and is secured by certain assets.  The Note matures and converts into Excelerate preferred stock upon Excelerate raising $1,500 of additional financing via a sale of Excelerate preferred stock.  The Note can be prepaid at anytime by paying the outstanding principal and interest, along with a prepayment fee of 7.5% on the combined outstanding principal and interest.

Note 5 – Shareholders’ Equity

Changes in shareholders’ equity during the three months ended March 31, 2003 were as follows:

Shareholders’ equity balance at December 31, 2002	$34,867
Net loss	(2,269)
Other comprehensive income (loss):
Foreign currency translation adjustment	3
Net unrealized loss on securities	(26)
Comprehensive loss	(2,292)
Issuances of common stock in conjunction with:
Exercises of employee stock options	17
Amortization of deferred compensation related to stock options	14
Shareholders’ equity balance at March 31, 2003	$32,606

Net Loss Per Share

The components of basic and diluted net loss per share were as follows:

	Three Months Ended March 31,
	2003	2002

Net loss	$(2,269)	$(803)

Weighted average common shares:
Basic	13,158	12,845
Effect of dilutive stock options and warrants	—	—
Diluted	13,158	12,845

Net loss per share:
Basic and diluted	$(0.17)	$(0.06)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended March 31, 2003 and 2002 were 1,815 and 1,676, respectively.

Stock-based Compensation

The estimated per share weighted average fair value of all stock options granted during the three months ended March 31, 2003 and 2002 was $2.40 and $4.93, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002

Expected life	4.0 years	2.9 years
Risk free interest rate	2.5%	3.6%
Volatility	75.3%	74.2%
Dividend yield	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(2,269)	$(803)
Stock-based employee compensation expense determined under fair value based method for all awards	(298)	(956)
Pro forma net loss	$(2,567)	$(1,759)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.06)
Pro forma	(0.20)	(0.14)

Note 6 – New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21,  “Revenue Arrangements with Multiple Deliverables”.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 will not have a material effect on the Company’s financial statements.

Note 7 – Subsequent Event

On February 26, 2003 the Company entered into a Settlement and Purchase Agreement with Semiconductor Technologies & Instruments, Inc. (“STI”) and its sole shareholder, ASTI Holdings, Ltd (“ASTI”) of Singapore, to purchase all of the outstanding capital stock of STI and resolve any remaining disputes with ASTI and STI regarding the Company’s May 23, 2002 Stock Purchase Agreement with STI and ASTI which the Company terminated in August 2002.  On April 15, 2003 the Company completed the transactions contemplated by the Settlement and Purchase Agreement, as amended, by purchasing all of the outstanding capital stock of STI for total consideration of $1,250 in cash and 215 shares of the Company’s Common Stock.  The parties have placed shares issued in the transaction in escrow to secure ASTI’s performance of certain covenants including ASTI’s agreement to indemnify the Company against any damages in connection with STI’s dispute with a third party.  Although the Company believes such indemnification and escrow is sufficient, any protracted dispute with the third party or adverse result may adversely affect the Company’s business.

During the year ended December 31, 2002 STI had revenues of $3,211, including $3,101 of revenues from the WAV1000 product line acquired by the Company, and a net loss of $3,812.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans” and similar words and other statements of similar sense, are forward-looking statements.  Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the “Cautionary Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 4, 2003.  The risks and uncertainties could cause actual results to differ materially from those projected or anticipated.  We disclaim any obligation to subsequently revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

August Technology serves microelectronics device manufacturing industries with product characterization tools that enable manufacturers to bring new products to market faster and with less cost. As a worldwide leader in the research, design, development, manufacture, marketing, sales, distribution and service of automated defect inspection and metrology systems, we make it possible for microelectronic device manufacturers to more effectively meet the needs of the high technology communication, transportation, entertainment, productivity, biomedical and security markets. The flexibility of our tools has allowed us to successfully serve the semiconductor manufacturing market, while concurrently providing effective solutions for the related microelectronic device manufacturing markets such as data storage, medical devices, micro displays, optoelectronics, photonics and MEMS. Microelectronic devices processed through our systems can be found in consumer products such as personal computers and computer peripherals, cell phones, personal digital assistants (PDAs), set-top boxes, electronic games, security systems, automobiles, medical devices and throughout the communications infrastructure in electrical, optical and wireless networks.

On April 15, 2003 we completed the acquisition of Semiconductor Technologies & Instruments, Inc. (“STI”).  The total consideration paid for all of the outstanding capital stock of STI consisted of $1.25 million in cash and 215,385 shares of our Common Stock. STI is a global leader in the manufacture of automated defect inspection and metrology tools for probe floor applications.  STI’s products are integrated onto probers, providing microelectronics manufacturers with an automated solution for effectively inspecting probe marks, ink dots, and active die regions. During the year ended December 31, 2002 STI had revenues of $3.2 million, including $3.1 million of revenues from the acquired WAV1000 product line, and a net loss of $3.8 million.  The acquisition of STI is expected to increase our annual operating expenses by $1.8 - $2.0 million per year.  We expect to add approximately $1.4 million of tangible assets from the acquisition, and only assumed liability related to product warranties.

Our business is subject to the cyclical nature of the microelectronic device manufacturing markets we serve.  These cycles are caused by significant fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions.  There has been a dramatic slowdown in demand for microelectronic devices since 2001, resulting in excess capacity and decreased demand for microelectronic manufacturing equipment.  The decreased demand has caused our quarterly orders and sales to fluctuate dramatically.  We are not able to predict when the microelectronic industries will recover.   Future quarterly and annual results will continue to be impacted by fluctuations in supply and demand of microelectronic devices, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 4, 2003.

Results of Operations

	Three Months Ended March 31,
	2003	2002

Net revenues	100.0%	100.0%
Cost of revenues	45.0	42.9
Gross profit	55.0	57.1

Selling, general and administrative expenses	48.9	51.3
Research and development expenses	42.2	38.7
Operating loss	(36.1)	(32.9)

Interest income	1.5	3.8

Loss before benefit from income taxes	(34.6)	(29.1)
Benefit from income taxes	—	(14.6)
Net loss	(34.6)%	(14.5)%

Net Revenues.  Net revenues increased $1.1 million, or 19.1%, to $6.6 million for the three months ended March 31, 2003, from $5.5 million for the same period in 2002.  The increase in net revenues was primarily due to higher sales of our NSX and CV Series into the traditional semiconductor and advanced packaging markets.  The increase was partially offset by lower revenues from our 3Di Series.

International sales represented 66% and 65% of net revenues for the three months ended March 31, 2003 and 2002, respectively.  International net revenues were primarily the result of sales to Asia, which comprised 55% and 64% of net revenues for the three months ended March 31, 2003 and 2002, respectively.

During the three months ended March 31, 2003 we received additional orders for our recently introduced AXi Series.  These orders, along with orders for systems within the NSX Series, resulted in a book-to-bill ratio above parity during the first quarter of 2003.  We do not anticipate recognizing revenues from the AXi Series until the third quarter of 2003.

Gross Profit.  Gross profit increased to $3.6 million, or 55.0% of net revenues, for the three months ended March 31, 2003, from $3.1 million, or 57.1% of net revenues, for the same period in 2002.  The decrease in gross margin percentage was primarily due to an increase in the number of

NSX systems that included subsystem options manufactured by third parties, which have lower gross margins than our core inspection systems.  As a result of purchase accounting adjustments related to the acquisition of STI, which requires the write-up of the carrying amount of finished goods on hand at the time of the acquisition, gross margins are expected to be lower in the second quarter of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs.  Selling, general and administrative expenses increased 13% to $3.2 million, or 48.9% of net revenues, for the three months ended March 31, 2003, from $2.8 million, or 51.3% of net revenues, for the same period in 2002.  The increase in expense was primarily due to employee severance costs discussed below in Reduction in Workforce, employee compensation, variable costs associated with higher revenues and costs associated with systems being evaluated by customers.  As a result of costs associated with the integration and ongoing operations of STI, selling, general and administrative expense dollars in the second quarter of 2003 are expected to increase.  This increase will be partially offset by savings related to the workforce reduction discussed below in Reduction in Workforce.

Research and Development Expenses.  Research and development expenses consist primarily of employee salaries and related benefits, and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses increased 29.6% to $2.8 million, or 42.2% of net revenues, for the three months ended March 31, 2003, from $2.1 million, or 38.7% of net revenues, for the same period in 2002.  The increase in expenses was primarily due to our decision to accelerate the development of new and existing products in each of our product lines that was initiated during the fourth quarter of 2002.  This decision resulted in the introduction and initial shipments of our new AXi Series during the first quarter of 2003.  In addition, we continued the development of the NSX 105, which was introduced in the third quarter of 2002, and 3Di product lines.  With the completion of certain stages of these programs during the first quarter of 2003, we anticipate that research and development expenses will decrease in total dollars and as a percentage of revenues in future quarters.  This reduction is primarily the result of decreased project costs and savings related to the workforce reduction discussed below in Reduction in Workforce.  The reduction will be partially offset by additional expenses related to STI’s operations.

Reduction in Workforce.  During March 2003 we had a reduction in workforce that resulted in the elimination of thirty permanent and contract employees, approximately two-thirds from engineering and the remainder from departments within our selling, general and administrative departments.  The total cost associated with this reduction in workforce was $254,000, consisting primarily of employee severance costs.

Interest Income.  Interest income was $98,000 for the three months ended March 31, 2003, compared to $208,000 for the same period in 2002.  The decrease in interest income was due to lower overall investment balances in 2003, due to the use of cash to fund operations and acquire property and equipment, and lower rates of return earned on investment balances.

Income Taxes.  The benefit from income taxes for the three months ended March 31, 2003 was none, as compared to $804,000, or an effective rate of 50%, for the same period in 2002.  There was no benefit from income taxes recorded during the three months ended March 31, 2003 due to the recording of a full valuation allowance against deferred tax assets. Statement of Financial

Accounting Standards No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As a result of realized and anticipated operating losses and uncertainty as to the extent and timing of profitability in future periods, we have recorded a full valuation allowance against our deferred tax assets since the second quarter of 2002.  As of December 31, 2002 the valuation allowance was $5.4 million, and we continue to record a full valuation allowance against deferred tax assets as of March 31, 2003.  The higher effective tax rate in 2002, compared to the federal statutory rate of 34% plus state and local taxes, was primarily due to the impact of federal and state general business credits.

Liquidity and Capital Resources

During the three months ended March 31, 2003, working capital decreased to $25.7 million as compared to $29.4 million at December 31, 2002.  Working capital decreased primarily due to: (i) the use of cash to fund operations and acquire property and equipment, and (ii) the reinvestment of maturities of short-term investments in long-term investments.

At March 31, 2003 our principal sources of liquidity consisted of $18.7 million of cash, cash equivalents and marketable securities and our revolving credit line agreement, which expires in April 2004.  This agreement allows for borrowings of up to $5.0 million subject to availability based on accounts receivable and inventory balances.  We have no outstanding debt at March 31, 2003.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and acquisitions.

Accounts Receivable.  Our accounts receivable decreased $2.1 million from December 31, 2002 to March 31, 2003 representing 82 days sales outstanding (“DSO”) during the first quarter of 2003.  This compares to a DSO of 99 days in the fourth quarter of 2002 and 78 days in the first quarter of 2002.  Due to the high mix of international revenues during a given quarter, which generally require a longer time for collection, we believe our DSO will be between 70 and 80 days in future quarters.

Inventories.  Our inventories increased $1.0 million from December 31, 2002 to March 31, 2003, primarily due to an increase in inventory at customer sites under purchase orders. This increase is primarily related to shipments of our AXi Series, which we anticipate will not be recognized as revenue until the third quarter of 2003.  We expect inventory at customer sites under purchase orders will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the quarter were $228,000 and are expected to be between $1.0 and $1.5 million in 2003.  Capital expenditures consist primarily of the capitalization of finished goods used to support our engineering, sales and service efforts.

Acquisitions.  In addition to the $1.25 million in cash paid as part of the consideration for STI, we anticipate that STI will require the utilization of additional cash during the integration process that began immediately following the closing.  The amount of additional cash is dependent upon how quickly and effectively we complete the integration.  Unanticipated difficulties or costs in the integration process may adversely affect our overall level of liquidity.   As a result of the acquisition, we entered into a two year lease for 10,000 square feet of space in Plano, Texas at an annual rental cost of approximately $106,000.

Our liquidity is also affected by factors related to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries.

Although liquidity requirements will fluctuate based on the timing and extent of all of these factors, management believes that existing cash and investment balances and our line of credit will be adequate to satisfy our existing liquidity requirements for the next twelve months.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2003 was $154,000, which resulted primarily from decreased accounts receivable and increased customer deposits partially offset by our net loss and increased inventory during the period.  Net cash used in investing activities was $94,000, primarily due to $228,000 of purchases of property and equipment offset by $134,000 of net proceeds from maturities of marketable securities.  Net cash provided by financing activities was $17,000 from the proceeds received from issuances of common stock.

Net cash provided by operating activities for the three months ended March 31, 2002 was $188,000, which resulted primarily from decreased inventories and the add back of depreciation and amortization, partially offset by our net loss during the period.  Net cash used in investing activities was $1.0 million, primarily due to $641,000 of net purchases of marketable securities and purchases of $364,000 of property and equipment and other assets.  Net cash provided by financing activities was $326,000 from the proceeds received from issuances of common stock.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21,  “Revenue Arrangements with Multiple Deliverables”.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 will not have a material effect on our financial statements.

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of March 31, 2003, 83% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

In connection with the April 15, 2003 closing of the transactions contemplated by the Settlement and Purchase Agreement dated February 26, 2003, as amended, by and between the Company, STI and ASTI, the parties released each other from any and all claims related to their May 23, 2002 Purchase Agreement.  All disputes relating to the May 23, 2002 Purchase Agreement are therefore resolved.

Item 5.                    Other Information

On April 15, 2003, the Company completed the purchase of all of the outstanding capital stock of STI pursuant to the Settlement and Purchase Agreement dated February 26, 2003, as amended, by and between the Company, STI and STI’s sole shareholder, ASTI, of Singapore.  The Settlement and Purchase Agreement also resolved any remaining disputes between the Company and STI and ASTI regarding the May 23, 2002 Purchase Agreement with STI and ASTI which the Company terminated in August 2002.  Pursuant to the Settlement and Purchase Agreement, the Company purchased all of the outstanding stock of STI for a purchase price of $1.25 million in cash and 215,385 shares of the Company’s common stock.  The purchase price was determined through negotiation by the parties and the Company used existing cash resources to pay the cash portion of the purchase price.  The parties have placed shares issued in the transaction in escrow to secure ASTI’s performance of certain covenants including ASTI’s agreement to indemnify the Company against any damages in connection with STI’s dispute with a third party.  Although the Company believes such indemnification and escrow is sufficient, any protracted dispute with the third party or adverse result may adversely affect the Company’s business.

The Company’s ability to benefit from the acquisition will depend upon how quickly and effectively the Company integrates STI’s operations and personnel with its business.  Unanticipated difficulties or costs in this integration process may adversely affect the Company’s business.   STI is now a wholly owned subsidiary of the Company with nine full time and seven transition employees who will help facilitate a smooth integration.  These employees are in engineering, customer applications, service and sales.  As a result of the acquisition, the Company entered into a two year lease for 10,000 square feet of space in Plano, Texas at an annual rental cost of approximately $106,000.

Item 6.                    Exhibits and Reports on Form 8-K

(a)    Exhibits:

The exhibits listed on the Exhibit Index are filed herewith.

(b)    Reports on Form 8-K:

Current report on Form 8-K dated and filed February 28, 2003, was filed pursuant to Item 9 (Regulation FD Disclosure) to report the press release announcing the Company’s amended agreement with ASTI Holdings, Ltd. for the acquisition of Semiconductor Technologies and Instruments, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: May 9, 2003	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2003	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2003	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Vice President, Finance (Principal Accounting Officer)

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

Date: May 9, 2003	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer

I, Stanley D. Piekos, certify that:

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

Date: May 9, 2003	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
March 31, 2003

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1*	Executive Employment Contract between the Company and Stanley Piekos, dated April 7, 2003

10.2	Amendment to Convertible Promissory Note between the Company and Excelerate Technologies, Holdings, LLC, dated February 13, 2003

10.3	Financing Agreement between the Company and Excelerate Technologies, LLC, effective May 6, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan or arrangement