Form 10-Q
period 2003-06-30
AUGUST TECHNOLOGY CORP
filed 2003-08-11
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

As of July 31, 2003, there were 13,625,966 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$1,512	$1,895
Short-term marketable securities	18,694	15,438
Accounts receivable, net	5,199	7,054
Inventories	7,861	7,432
Inventories at customers under purchase orders	3,395	1,012
Prepaid expenses and other current assets	1,277	1,091
Total current assets	37,938	33,922

Property and equipment, net	3,605	3,439
Purchased technology, net	330	—
Long-term marketable securities	—	1,444
Other assets	658	705
Total assets	$42,531	$39,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,651	$2,273
Accrued compensation	710	554
Accrued liabilities	665	451
Customer deposits	5,263	1,268
Total current liabilities	10,289	4,546

Other non-current liabilities	85	97
Total liabilities	10,374	4,643

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 13,418,815 and 13,152,304 shares issued and outstanding, respectively	43,087	42,158
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(75)	(105)
Accumulated deficit	(10,858)	(7,229)
Accumulated other comprehensive income	3	43
Total shareholders’ equity	32,157	34,867
Total liabilities and shareholders’ equity	$42,531	$39,510

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$7,757	$6,980	$14,320	$12,490
Cost of revenues	3,548	2,965	6,503	5,329
Gross profit	4,209	4,015	7,817	7,161

Selling, general and administrative expenses	3,213	3,400	6,420	6,226
Research and development expenses	2,434	2,729	5,202	4,864
Operating loss	(1,438)	(2,114)	(3,805)	(3,929)

Interest income	78	174	176	382

Loss before provision for income taxes	(1,360)	(1,940)	(3,629)	(3,547)
Provision for income taxes	—	1,491	—	687
Net loss	$(1,360)	$(3,431)	$(3,629)	$(4,234)

Net loss per share:
Basic and diluted	$(0.10)	$(0.26)	$(0.27)	$(0.33)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,629)	$(4,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	816	681
Provision for doubtful accounts	81	26
Amortization of deferred compensation related to stock options	27	31
Deferred income taxes	—	896
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	2,120	73
Inventories	(1,285)	721
Prepaid expenses and other current assets	(114)	1,129
Accounts payable	1,378	336
Accrued compensation	156	57
Accrued liabilities	94	(86)
Customer deposits	3,605	(783)
Net cash provided by (used in) operating activities	3,249	(1,153)

Cash flows from investing activities:
Purchases of marketable securities	(18,097)	(16,487)
Maturities of marketable securities	16,245	19,823
Cash paid in acquisition	(1,370)	—
Purchases of property and equipment	(588)	(797)
Investment in other assets	—	(546)
Net cash provided by (used in) investing activities	(3,810)	1,993

Cash flows from financing activities:
Net proceeds from issuances of common stock	176	1,043
Net cash provided by financing activities	176	1,043

Effect of exchange rates on cash and cash equivalents	2	—
Net increase (decrease) in cash and cash equivalents	(383)	1,883
Cash and cash equivalents at beginning of period	1,895	1,523
Cash and cash equivalents at end of period	$1,512	$3,406

Supplemental cash flow information:
Net cash refunds of income taxes	$250	$1,749
Common stock issued for acquisition	$756	$—

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 4, 2003.

The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 2 – Business Combinations

On April 15, 2003, the Company acquired all of the outstanding capital stock of Semiconductor Technologies & Instruments, Inc., a Delaware corporation (“STI”).  STI manufactures automated defect inspection and metrology tools for probe floor applications.  STI’s products are integrated onto probers, providing microelectronics manufacturers with an automated solution for inspecting probe marks, ink dots, and active die regions.  The results of operations of STI have been included in the Company’s consolidated financial statements since the date of acquisition.

The total consideration paid for STI, including direct acquisition costs, was $1,370 in cash and 215 shares of the Company’s Common Stock for a total purchase price of $2,156.  The purchase price has been allocated to the net assets acquired and liabilities assumed based upon their estimated fair market values.

The allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Accounts receivable	$346
Inventories	1,527
Prepaid expenses and other current assets	72
Property and equipment	329
Accrued liabilities	(76)
Deferred revenue	(330)
Customer deposits	(60)
Purchased technology	348
$2,156

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and STI as if the acquisition occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense.  The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$7,757	$7,468	$14,590	$13,589
Net loss	$(1,412)	$(4,640)	$(4,430)	$(6,754)
Net loss per share:
Basic and diluted	$(0.10)	$(0.35)	$(0.33)	$(0.51)

Note 3 – Identifiable Intangible Assets

The net carrying value of identifiable intangible assets, as of June 30, 2003, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Purchased technology (note 2)	$348	$(18)	$330

The Company is amortizing the purchased technology on a straight-line basis over the estimated remaining useful life of four years.  Amortization expense for the three and six months ended June 30, 2003 and 2002 was $18 and none, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ending December 31, 2003 and for each of the next three years is $62 and $87, respectively.

Note 4 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2003	December 31, 2002

Billed receivables	$4,861	$7,209
Unbilled revenue	969	395
	5,830	7,604
Allowance for doubtful accounts	(631)	(550)
Accounts receivable, net	$5,199	$7,054

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$3,706	$3,053
Work in process	960	1,415
Demonstration equipment	1,420	1,374
Finished goods	1,775	1,590
Inventories	$7,861	$7,432

Inventories at customers under purchase orders represent systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications.

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

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in shareholders’ equity from transactions and other events from sources other than shareholders.  The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(1,360)	$(3,431)	$(3,629)	$(4,234)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	3	—	3
Net unrealized gain (loss) on investments	(14)	40	(40)	40
Comprehensive loss	$(1,377)	$(3,388)	$(3,667)	$(4,191)

Note 8 – Shareholders’ Equity

Changes in shareholders’ equity during the six months ended June 30, 2003 were as follows:

Shareholders’ equity balance at December 31, 2002	$34,867
Net loss	(3,629)
Other comprehensive loss:
Net unrealized loss on securities	(40)
Comprehensive loss	(3,669)
Issuances of common stock in conjunction with:
Exercises of employee stock options	88
Employee stock purchase plan	88
Acquisition of subsidiary	756
Amortization of deferred compensation related to stock options	27
Shareholders’ equity balance at June 30, 2003	$32,157

Net Loss Per Share

The components of basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(1,360)	$(3,431)	$(3,629)	$(4,234)

Weighted average common shares:
Basic	13,352	13,033	13,255	12,939
Effect of dilutive stock options and warrants	—	—	—	—
Diluted	13,352	13,033	13,255	12,939

Net loss per share:
Basic and diluted	$(0.10)	$(0.26)	$(0.27)	$(0.33)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended June 30, 2003 and 2002 were 1,886 and 1,533, respectively, and for the six months ended June 30, 2003 and 2002 were 1,851 and 1,604, respectively.

Stock-based Compensation

The estimated per share weighted average fair value of all stock options granted during the three months ended June 30, 2003 and 2002 was $2.79 and $9.61, respectively, and for the six months ended June 30, 2003 and 2002 was $2.72 and $6.07, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected life	5.8 years	5.9 years	5.5 years	3.7 years
Risk free interest rate	3.0%	4.8%	2.9%	3.9%
Volatility	75.1%	74.2%	75.2%	74.2%
Dividend yield	—	—	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,360)	$(3,431)	$(3,629)	$(4,234)
Stock-based employee compensation expense determined under fair value based method for all awards	(377)	(325)	(675)	(1,281)
Net loss, pro forma	$(1,737)	$(3,756)	$(4,304)	$(5,515)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.26)	$(0.27)	$(0.33)
Pro forma	(0.13)	(0.29)	(0.32)	(0.43)

Note 9 – Subsequent Event

On July 3, 2003, the Company purchased substantially all of the assets of Counterpoint Solutions, Inc. of New York (“CSI”).  The estimated total consideration of approximately $1,550, consisted of 200 shares of the Company’s Common Stock, $57 of cash paid at closing, and up to an additional $100 of cash to be paid upon the achievement of certain product sales.

During the year ended December 31, 2002, CSI had revenues of $885 and net income of $104.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans” and similar words and other statements of similar sense, are forward-looking statements.  Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to market acceptance of our products, our ability to successfully develop new products, our ability to protect our intellectual property, our dependence upon international customers and suppliers, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from our suppliers, cyclicality in the microelectronic manufacturing equipment and other industries, management of growth, integration of acquired businesses, and the other risk factors detailed below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 4, 2003.  We disclaim any obligation to revise forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Because many factors are unforseeable, the foregoing should not be considered an exhaustive list.

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

Our business is subject to the cyclical nature of the microelectronic device manufacturing markets we serve.  These cycles are caused by significant fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions.  There has been a dramatic slowdown in demand for microelectronic devices since 2001, resulting in excess capacity and decreased demand for microelectronic manufacturing equipment.  The decreased demand has caused our quarterly orders and sales to fluctuate dramatically.  While we have seen some improvements in market conditions, we are not able to predict when the microelectronic industries will completely recover.   Future quarterly and annual results will continue to be impacted by fluctuations in supply and demand of microelectronic devices, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.

On April 15, 2003, we acquired all of the outstanding capital stock of Semiconductor Technologies & Instruments, Inc., a Delaware corporation (“STI”).  STI manufactures automated defect inspection and metrology tools for probe floor applications.  The results of operations of STI have been included in our consolidated financial statements since the date of acquisition.  The total consideration paid for STI, including direct acquisition costs, was $1.4 million in cash and 215,385 shares of our Common Stock for a total purchase price of approximately $2.2 million.  During the year ended December 31, 2002, STI had revenues of $3.2 million, including $3.1 million from the acquired WAV product line and a net loss of $3.8 million.

On July 3, 2003, we purchased substantially all of the assets of Counterpoint Solutions, Inc. of New York (“CSI”).  CSI is a developer of wafer inspection, review and failure analysis solutions. The results of operations of CSI will be included in our consolidated financial statements beginning on the date of acquisition.  The estimated total consideration of approximately $1.6 million, consisted of 200,000 shares of our Common Stock, $57,000 of cash paid at closing, and up to an additional $100,000 of cash to be paid upon the achievement of certain product sales.  During the year ended December 31, 2002, CSI had revenues of $885,000 and net income of $104,000.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 4, 2003.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.7	42.5	45.4	42.7
Gross profit	54.3	57.5	54.6	57.3

Selling, general and administrative expenses	41.4	48.7	44.9	49.8
Research and development expenses	31.4	39.1	36.3	38.9
Operating loss	(18.5)	(30.3)	(26.6)	(31.4)

Interest income	1.0	2.5	1.2	3.0

Loss before provision for income taxes	(17.5)	(27.8)	(25.4)	(28.4)
Provision for income taxes	—	21.4	—	5.5
Net loss	(17.5)%	(49.2)%	(25.4)%	(33.9)%

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Net Revenues.  Net revenues increased $777,000, or 11.1%, to $7.8 million for the three months ended June 30, 2003, from $7.0 million for the same period in 2002.  The increase in net revenues was primarily due to sales related to the WAV Series, acquired in conjunction with the acquisition of STI, and increased sales of the NSX Series into the traditional semiconductor and advanced packaging markets.  The increase was partially offset by lower revenues from the 3Di Series, primarily due to the timing of customer acceptance on systems at customer sites under purchase orders.

International sales represented 69% and 42% of net revenues for the three months ended June 30, 2003 and 2002, respectively.  The increase in international revenues in 2003 was primarily the result of increased sales to Asia, which comprised 58% and 22% of total net revenues for the three months ended June 30, 2003 and 2002, respectively.  The increase in sales to Asia was partially offset by a decrease in sales to Europe, which comprised 11% and 20% of total net revenues for the three months ended June 30, 2003 and 2002, respectively.

During the three months ended June 30, 2003, orders for systems within the NSX and 3Di Series increased as compared to the prior quarter.  This increase resulted in a book-to-bill ratio above parity during the quarter.  As a result of the increase in bookings of the NSX, 3Di and WAV Series, and anticipated revenues from our recently introduced AXi Series, we expect revenues to increase during the third quarter of 2003 as compared to the second quarter of 2003.

Gross Profit.  Gross profit increased to $4.2 million for the three months ended June 30, 2003, from $4.0 million for the same period in 2002.  The gross margin decreased to 54.3% for the three months ended June 30, 2003, from 57.5% for the same period in 2002.  The decrease in gross margin percentage was primarily due to: (i) lower than normal gross margins on the WAV Series revenues due to purchase accounting adjustments related to the acquisition of STI, which requires the write-up of the carrying amount of finished goods on hand at the time of the acquisition to fair value; and (ii) an increase in the number of NSX systems that included subsystem options manufactured by third parties, which have lower gross margins than our core inspection systems.   As a result of the continuing effect of purchase accounting adjustments noted previously, gross margins are expected to be between 54% and 56% during the second half of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs.  Selling, general and administrative expenses decreased 5.5% to $3.2 million, or 41.4% of net revenues, for the three months ended June 30, 2003, from $3.4 million, or 48.7% of net revenues, for the same period in 2002.  The decrease in expense was primarily due to costs incurred in the prior year for the modification of our distributor agreement with Metron Technology B.V., to focus Metron’s activities entirely on South Korea, as well as employee severance.  This decrease was partially offset by expenses related to the integration and ongoing operations of STI.  The quarterly selling, general and administrative expense dollars are expected to increase in the second half of 2003, as compared to the second quarter of 2003, as a result of expenses associated with the integration and ongoing operations of CSI, amortization of intangible assets resulting from the CSI acquisition and increased variable expenses associated with higher revenues.  However, selling, general and administrative expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in selling, general and administrative expenses.

Research and Development Expenses.  Research and development expenses consist primarily of employee salaries and related benefits and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses decreased 10.8% to $2.4 million, or 31.4% of net revenues, for the three months ended June 30, 2003, from $2.7 million, or 39.1% of net revenues, for the same period in 2002.  The decrease in expenses was primarily due to expenses in the prior year including costs related to the development of the NSX-105, which was introduced in the third quarter of 2002, and further development of the 3Di Series, which began shipping in the fourth quarter of 2001.  In addition, expenses during the second quarter decreased as a result of savings associated with a reduction in workforce in March 2003.  The decrease was partially offset by expenses related to the ongoing operations of STI and costs associated with the development of the EXi Series, which was introduced in July 2003.  We anticipate that research and development expense dollars will increase slightly in future quarters, as compared to the second quarter of 2003, due to costs associated with the acquisition of CSI and ongoing development projects.  However, research and development expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in research and development expenses.

Interest Income.  Interest income was $78,000 for the three months ended June 30, 2003, compared to $174,000 for the same period in 2002.  The decrease in interest income was due to lower rates of return earned on investment balances in 2003 as compared to 2002 and lower overall investment balances in 2003.  Even though our cash and marketable securities increased during the six months ended June 30, 2003, we had a net use of cash, subsequent to the second quarter of 2002, to fund operations and acquire property and equipment.

Income Taxes.  Due to the recording of a full valuation allowance against deferred tax assets, we continued to reflect no benefit from income taxes during the three months ended June 30, 2003.   Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As a result of realized and anticipated operating losses and uncertainty as to the extent and timing of profitability in future periods, we have continued to record a full valuation allowance against our deferred tax assets since the second quarter of 2002. The recording of the valuation allowance in the second quarter of 2002 resulted in a provision for income taxes of $1.5 million, rather than the recording of a tax benefit on the pre-tax loss during the period.  As of December 31, 2002 the valuation allowance was $5.4 million.  We expect to continue to record a full valuation allowance against deferred tax assets during the second half of 2003.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Net Revenues.  Net revenues increased $1.8 million, or 14.7%, to $14.3 million for the six months ended June 30, 2003, from $12.5 million for the same period in 2002.  The increase in net revenues was primarily due to higher sales of our NSX and CV Series into the traditional semiconductor and advanced packaging markets, and sales of the WAV Series.  The increase was partially offset by lower revenues from our 3Di Series, primarily due to the timing of customer acceptance on systems at customer sites under purchase orders.

International sales represented 68% and 52% of net revenues for the six months ended June 30, 2003 and 2002, respectively.  International net revenues were primarily the result of sales to Asia, which comprised 57% and 41% of total net revenues for the six months ended June 30, 2003 and 2002, respectively.

Gross Profit.  Gross profit increased to $7.8 million for the six months ended June 30, 2003, from $7.2 million for the same period in 2002.  The gross margin decreased to 54.6% for the six months ended June 30, 2003, from 57.3% for the same period in 2002.  The decrease in gross margin percentage was primarily due to (i) lower than normal gross margins on the WAV Series revenues due to purchase accounting adjustments related to the acquisition of STI, which requires the write-up of the carrying amount of finished goods on hand at the time of the acquisition to fair value; and (ii) an increase in the number of NSX systems that included subsystem options manufactured by third parties, which have lower gross margins than our core inspection systems.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 3.1% to $6.4 million, or 44.8% of net revenues, for the six months ended June 30, 2003,

from $6.2 million, or 49.8% of net revenues, for the same period in 2002.  The increase in expense dollars was primarily due to costs associated with the integration and ongoing operations of STI, higher variable costs associated with the higher revenues, and costs associated with systems being evaluated by customers. The increase was partially offset by the fact that the prior year included costs related to the modification of our distributor agreement with Metron Technology B.V.

Research and Development Expenses.  Research and development expenses increased 6.9% to $5.2 million, or 36.3% of net revenues, for the six months ended June 30, 2003, from $4.9 million, or 38.9% of net revenues, for the same period in 2002.  The increase in expenses was primarily due to costs incurred during the first quarter of 2003 related to completing certain stages of the development of our new AXi and EXi Series, and costs associated with the ongoing operations of STI.

Interest Income.  Interest income was $176,000 for the six months ended June 30, 2003, compared to $382,000 for the same period in 2002.  The decrease in interest income was due to lower rates of return earned on investment balances in 2003 as compared to 2002 and lower overall investment balances in 2003.  Even though our cash and marketable securities increased during the six months ended June 30, 2003, we had a net use of cash, subsequent to the second quarter of 2002, to fund operations and acquire property and equipment.

Income Taxes.  Due to the recording of a full valuation allowance against deferred tax assets, we continued to reflect no benefit from income taxes during the six months ended June 30, 2003.   The recording of the valuation allowance in the second quarter of 2002 resulted in a provision for income taxes of $687,000 during the six months ended June 30, 2002, rather than the recording of a tax benefit on the pre-tax loss during the period.

Liquidity and Capital Resources

During the six months ended June 30, 2003, working capital decreased to $27.6 million as compared to $29.4 million at December 31, 2002.  The decrease was primarily due to an increase in accounts payable and customer deposits and the use of cash to acquire STI and property and equipment, partially offset by the reinvestment of maturities of long-term marketable securities into short-term marketable securities.

At June 30, 2003 our principal sources of liquidity consisted of $20.2 million of cash, cash equivalents and marketable securities and our revolving credit line agreement, which expires in April 2004.  The credit line agreement allows for borrowings of up to $5.0 million, subject to availability based on accounts receivable and inventory balances.  We have no outstanding debt at June 30, 2003.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and acquisitions.

Accounts Receivable.  Our accounts receivable decreased $1.9 million from December 31, 2002 to June 30, 2003, representing 59 days sales outstanding (“DSO”) during the three months ended June 30, 2003, respectively.  This compares to a DSO of 99 days in the fourth quarter of 2002.  Due to the high mix of international revenues during a given quarter, which generally require a longer time for collection, we believe our DSO will be between 70 and 80 days in future quarters.

Inventories.  Our inventories increased $2.8 million from December 31, 2002 to June 30, 2003, primarily due to inventory acquired with STI and an increase in inventory at customer sites under purchase orders. The increase in inventory at customer sites under purchase orders is primarily related to shipments of our AXi Series.  We anticipate that a portion of the inventory at customer sites will be recognized as revenue during the third quarter of 2003.  We expect inventory at customer sites under purchase orders will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the quarter were $360,000, and our total capital expenditures are expected to be between $1.0 and $1.5 million in 2003.  Capital expenditures consist primarily of the capitalization of finished goods used to support our engineering, sales and service efforts.

Acquisitions.  In addition to the cash paid for the acquisitions of STI and CSI, we anticipate using additional cash to integrate these operations.  The amount of additional cash is dependent upon how quickly and effectively we complete the integrations.  Unanticipated integration problems or costs may adversely affect our overall level of liquidity.  As a result of the acquisition of STI, we entered into a two year lease for 10,000 square feet of space in Plano, Texas at an annual rental cost of approximately $106,000.  As a result of the acquisition of CSI, we will lease 1,200 square feet in Thornwood, New York at a monthly rental cost of approximately $2,200.  The lease may be terminated at any time with a six month notice.

Our liquidity is also affected by factors beyond our control related to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries.

Although liquidity requirements will fluctuate based on the timing and extent of all of these factors and others, management believes that existing cash and investment balances along with our line of credit will be adequate to satisfy our existing liquidity requirements for at least the next twelve months.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2003 was $3.3 million, which resulted primarily from decreased accounts receivable and increased customer deposits and accounts payable partially offset by our net loss and increased inventory during the period.  Net cash used in investing activities was $3.8 million, primarily due to $1.8 million of net purchases of marketable securities, $1.4 million of cash paid to acquire STI and $588,000 of purchases of property and equipment.  Net cash provided by financing activities was $176,000 from the proceeds received from issuances of common stock.

Net cash used in operating activities for the six months ended June 30, 2002 was $1.2 million, resulting primarily from our net loss, which was partially offset by non-cash charges and decreased prepaid expenses and other current assets.  Net cash provided by investing activities was $2.0 million, primarily due to $3.3 million of net proceeds from maturities of marketable securities offset by the purchases of $1.3 million of property and equipment and other assets.  Net cash provided by financing activities was $1.0 million from the proceeds received from issuances of common stock.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21,  “Revenue Arrangements with Multiple Deliverables”.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 will not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”, which amends and clarifies financial accounting and reporting for derivative instruments.  SFAS 149 will be effective for us in July 2003.  We do not expect that the adoption of SFAS 149 will have an effect on our consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We will adopt the provisions of the Statement on July 1, 2003.  We did not enter into any financial instruments within the scope of the Statement during June 2003. We do not expect that the adoption of SFAS 150 will have an effect on our consolidated financial statements.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Market Risk

We are exposed to market risk primarily from changes in interest rates and credit risk.  We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are made in U.S. dollars.

Interest Rate Risk

We are exposed to interest rate risk primarily from investments in cash equivalents and short-term and long-term marketable debt securities (the “Investment Portfolio”).  The entire Investment Portfolio, classified as available-for-sale, is recorded on the balance sheet at fair market value with unrealized gains or losses excluded from earnings and included in “Accumulated other comprehensive income (loss)” until realized.  The entire Investment Portfolio is denominated in U.S. dollars.  We do not use derivative financial instruments in the Investment Portfolio.  Due to the short duration of our

Investment Portfolio, an immediate 100 percent change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operations.

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of June 30, 2003, 100% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.            Changes in Securities and Use of Proceeds

On April 15, 2003, the Company issued 215,385 shares of its common stock to ASTI Holdings Limited (“ASTI”) as partial consideration for the acquisition of all of the outstanding capital stock of Semiconductor Technologies & Instruments, Inc. (“STI”), a wholly-owned subsidiary of ASTI.  The shares were issued in reliance on an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 30, 2003 at the Company’s world headquarters at 4900 West 78th Street, Bloomington, Minnesota.  Of the 13,163,592 shares of Common Stock outstanding as of March 6, 2003 (the record date), 11,895,366 shares (90%) were present or represented by proxy at the meeting.

1.               The shareholders approved the Board of Director’s recommendation for setting the number of directors at five.  This proposal received 10,020,043 votes for and 1,874,623 votes against, with 700 votes abstaining.

2.               The shareholders elected James A. Bernards and Roger E. Gower as Class III Directors, pursuant to the following votes:

	Votes For	Votes Withheld
James A. Bernards	11,370,338	525,028
Roger E. Gower	11,370,338	525,028

The terms of Jeff L. O’Dell and Michael W. Wright as Class I directors, and Linda Whitman, as a Class II director of the Company, were not subject to reelection at this meeting and thus their terms continued after the meeting.

3.               The shareholders approved an amendment to the Company’s 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 2,650,000 to 3,050,000 shares.  This proposal received 7,083,224 votes for and 4,729,892 votes against, with 82,250 votes abstaining.

4.               The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the 2003 fiscal year.  This proposal received 11,316,525 votes for and 126,083 votes against, with 452,758 votes abstaining.

Item 5.            Other Information

On July 3, 2003, the Company purchased substantially all of the assets of Counterpoint Solutions, Inc. of New York (“CSI”).  The estimated total consideration of approximately $1.6 million, consisted of 200,000 shares of the Company’s Common Stock, $57,000 of cash paid at closing, and up to an additional $100,000 of cash to be paid upon the achievement of certain product sales.

The Company’s ability to benefit from the acquisition will depend upon how quickly and effectively the Company integrates CSI’s operations and personnel with its business.  Unanticipated difficulties or costs in this integration process may adversely affect the Company’s business.  CSI had 5 engineering employees.  As a result of the acquisition of CSI, we will lease 1,200 square feet in Thornwood, New York at a monthly rental cost of approximately $2,200.  The lease may be terminated at any time with a six month notice.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

The exhibits listed on the Exhibit Index are filed herewith.

	(b)	Reports on Form 8-K:

Current Report on Form 8-K dated April 9, 2003 and filed April 10, 2003, was filed pursuant to Item 9 (Regulation FD Disclosure) to report the press release announcing the hiring of Stanley D. Piekos as the Company’s Chief Financial Officer.

Current Report on Form 8-K dated April 16, 2003 and filed April 17, 2003, was filed pursuant to Item 9 (Regulation FD Disclosure) to report the press release announcing the acquisition of Semiconductor Technologies and Instruments, Inc.

Current Report on Form 8-K dated April 24, 2003 and furnished April 25, 2003, was furnished pursuant to Item 9 (Regulation FD Disclosure) in satisfaction of Item 12 (Disclosure of Results of Operations and Financial Condition) to report the press release announcing the Company’s first quarter 2003 financial results.

Current Report on Form 8-K dated April 15, 2003 and filed April 30, 2003, was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) to report the acquisition of the stock of Semiconductor Technologies and Instruments, Inc.

Amendment to Current Report on Form 8-K dated April 15, 2003 and filed June 25, 2003, was filed pursuant to Item 7 (Financial Statements and Exhibits) to report the audited financial statements of Semiconductor Technologies and Instruments, Inc. (“STI”) and the pro forma condensed combined financial statements of the Company and STI.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: August 11, 2003	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2003	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2003	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and
Vice President, Finance
(Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
June 30, 2003

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1	1997 Stock Option Plan, as amended and restated through July 29, 2003

10.2	1998 Board of Directors Compensation Plan, adopted by the Board of Directors, amended and restated as of July 29, 2003

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002