Form 10-Q
period 2003-09-30
AUGUST TECHNOLOGY CORP
filed 2003-11-03
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 29, 2003, there were 17,248,100 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$5,097	$1,895
Short-term marketable securities	48,623	15,438
Accounts receivable, net	5,497	7,054
Inventories	9,006	7,432
Inventories at customers under purchase orders	2,727	1,012
Prepaid expenses and other current assets	1,574	1,091
Total current assets	72,524	33,922

Property and equipment, net	3,522	3,439
Purchased technology, net	1,248	—
Long-term marketable securities	1,585	1,444
Other assets	1,096	705
Total assets	$79,975	$39,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,975	$2,273
Accrued compensation	1,299	554
Accrued liabilities	1,138	451
Customer deposits	3,123	1,268
Total current liabilities	9,535	4,546

Other non-current liabilities	73	97
Total liabilities	9,608	4,643

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 16,713,989 and 13,152,304 shares issued and outstanding, respectively	81,046	42,158
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(62)	(105)
Accumulated deficit	(10,605)	(7,229)
Accumulated other comprehensive income (loss)	(12)	43
Total shareholders’ equity	70,367	34,867
Total liabilities and shareholders’ equity	$79,975	$39,510

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net revenues	$11,685	$6,273	$26,005	$18,763
Cost of revenues	5,100	2,819	11,603	8,148
Gross profit	6,585	3,454	14,402	10,615

Selling, general and administrative expenses	3,808	3,780	10,228	10,006
Research and development expenses	2,595	2,347	7,797	7,211
Operating income (loss)	182	(2,673)	(3,623)	(6,602)

Interest income	71	124	247	506

Income (loss) before provision for income taxes	253	(2,549)	(3,376)	(6,096)
Provision for income taxes	—	—	—	687
Net income (loss)	$253	$(2,549)	$(3,376)	$(6,783)

Net income (loss) per share:
Basic	$0.02	$(0.19)	$(0.25)	$(0.52)
Diluted	$0.02	$(0.19)	$(0.25)	$(0.52)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,376)	$(6,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,368	1,042
Provision for doubtful accounts	134	71
Amortization of deferred compensation related to stock options	45	50
Deferred income taxes	—	896
Changes in operating assets and liabilities, net of affect of acquisitions:
Accounts receivable	1,829	(1,762)
Inventories	(1,713)	954
Prepaid expenses and other current assets	(141)	1,428
Accounts payable	1,696	309
Accrued compensation	745	308
Accrued liabilities	572	(88)
Customer deposits	919	(31)
Net cash provided by (used in) operating activities	2,078	(3,606)

Cash flows from investing activities:
Purchases of marketable securities	(62,539)	(22,676)
Maturities of marketable securities	29,161	31,538
Cash paid in acquisitions	(1,485)	—
Purchases of property and equipment	(739)	(1,177)
Investment in other assets	—	(559)
Net cash provided by (used in) investing activities	(35,602)	7,126

Cash flows from financing activities:

Net proceeds from follow on common stock offering	36,122	—
Net proceeds from issuances of common stock to employees	604	1,070
Net cash provided by financing activities	36,726	1,070

Effect of exchange rates on cash and cash equivalents	—	(1)

Net increase in cash and cash equivalents	3,202	4,589
Cash and cash equivalents at beginning of period	1,895	1,523
Cash and cash equivalents at end of period	$5,097	$6,112

Supplemental cash flow information:
Net cash refunds of income taxes	$227	$1,749
Common stock issued for acquisitions	$2,160	$—

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the balance sheet at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 4, 2003.

The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 2 – Business Combinations

Semiconductor Technologies & Instruments, Inc.

On April 15, 2003, the Company acquired all of the outstanding capital stock of Semiconductor Technologies & Instruments, Inc., (“STI”).  STI manufactures automated defect inspection and metrology tools that are integrated onto probers, providing microelectronics manufacturers with an automated solution for inspecting probe marks, ink dots, and active die regions.  The total purchase price, including direct acquisition costs, was $2,156 which consisted of $1,385 in cash and 215 shares of the Company’s Common Stock.  The purchase price has been allocated to the net assets acquired and liabilities assumed based upon their estimated fair market values.  The results of operations of STI have been included in the Company’s consolidated financial statements since the date of acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$11,685	$7,001	$26,275	$20,590
Net income (loss)	253	(3,689)	(4,177)	(10,443)

Net income (loss) per share:
Basic	$0.02	$(0.28)	$(0.31)	$(0.79)
Diluted	0.02	(0.28)	(0.31)	(0.79)

On September 23, 2003, the Company filed a legal complaint seeking a declaratory judgment that the Company has no liability to Rudolph Technologies, Inc. or its subsidiary, ISOA, Inc., with respect to claims they have asserted that STI owes Rudolph development fees and royalty payments pursuant to a December 24, 1997 Development Agreement (the “Development Agreement”).  In addition, the Company is seeking repayment of royalties previously paid by STI to ISOA.  Rudolph and ISOA filed an answer and counterclaim, denying the allegations set forth in the Company’s complaint and claiming that ISOA is entitled to damages as a result of STI’s breach of the Development Agreement.  ISOA is also seeking a declaratory judgment that STI and/or the Company are wrongfully using ISOA’s technology without compensating ISOA.  In connection with the acquisition of STI, the Company placed 180 shares of its Common Stock issued in the transaction in escrow as part of the Company’s indemnification protection against damages up to a maximum amount of $670 in connection with STI’s dispute with Rudolph.  In September 2003, 105 of the escrowed shares were sold and the proceeds of such sale were deposited into the escrow.

Counterpoint Solutions, Inc.

On July 3, 2003, the Company purchased substantially all of the assets of Counterpoint Solutions, Inc. (“CSI”).  CSI develops wafer inspection, review and failure analysis solutions.  The total purchase price, including direct acquisition costs, was $1,504, which consisted of 200 shares of the Company’s Common Stock and $100 in cash.  Up to an additional $100 of cash will be paid upon the achievement of certain product sales.  The allocation of the purchase price resulted in the Company recording net assets of $39, $462 of goodwill and $1,003 of purchased technology.

During the year ended December 31, 2002, CSI had revenues of $885 and net income of $104.  The results of operations of CSI have been included in the Company’s consolidated financial statements since the date of acquisition.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2003	December 31, 2002

Billed receivables	$5,226	$7,209
Unbilled revenue	930	395
	6,156	7,604
Allowance for doubtful accounts	(659)	(550)
Accounts receivable, net	$5,497	$7,054

Note 4 – Inventories and Inventories at Customers Under Purchase Orders

Inventories consisted of the following:

	September 30, 2003	December 31, 2002

Raw materials	$4,081	$3,053
Work in process	1,905	1,415
Demonstration equipment	1,429	1,374
Finished goods	1,591	1,590
Inventories	$9,006	$7,432

Inventories at customers under purchase orders represent systems that have shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not met customer specifications.

Note 5 – Purchased Technology

The net carrying value of purchased technology consisted of the following:

	September 30, 2003	December 31, 2002

Purchased technology (note 2)	$1,351	$—
Accumulated amortization	(103)	—
Purchased technology, net	$1,248	$—

Purchased technology is amortized on a straight-line basis over the estimated remaining useful life.  Amortization expense for the three and nine months ended September 30, 2003 was $84 and $103, respectively.  Assuming no change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2003 is $187 and for each of the next four years is $338, $338, $338 and $150.

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

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in shareholders’ equity from transactions and other events from sources other than shareholders.  The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$253	$(2,549)	$(3,376)	$(6,783)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	(4)	(3)	(1)
Net unrealized gain (loss) on securities	(12)	26	(52)	66
Comprehensive income (loss)	$238	$(2,527)	$(3,431)	$(6,718)

Note 8 – Shareholders’ Equity

Changes in shareholders’ equity during the nine months ended September 30, 2003 were as follows:

Shareholders’ equity balance at December 31, 2002	$34,867
Net loss	(3,376)
Other comprehensive loss:
Foreign currency translation adjustment	(3)
Net unrealized loss on securities	(52)
Comprehensive loss	(3,431)
Issuances of common stock in conjunction with:
Follow on public offering, net of expenses	36,122
Acquisitions	2,160
Exercises of employee stock options	516
Employee stock purchase plan	88
Amortization of deferred compensation related to stock options	45
Shareholders’ equity balance at September 30, 2003	$70,367

On September 23, 2003, the Company sold 3,000 shares of its Common Stock at a price of $13.00 per share in a follow on public offering (the “Offering”).  The net proceeds from the Offering, after deducting the underwriting discount and offering expenses, was $36,122.

On October 21, 2003, the underwriters exercised their over-allotment option to acquire an additional 490 shares of Common Stock at the same price to the public, and with the same underwriting discount as the Offering.  The Company received $6,001 from the exercise of the over-allotment option, net of the underwriting discount.

Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$253	$(2,549)	$(3,376)	$(6,783)

Weighted average common shares:
Basic	13,844	13,123	13,451	13,000
Effect of dilutive stock options and warrants	734	—	—	—
Diluted	14,578	13,123	13,451	13,000

Net income (loss) per share:
Basic	$0.02	$(0.19)	$(0.25)	$(0.52)
Diluted	0.02	(0.19)	(0.25)	(0.52

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended September 30, 2003 and 2002 were 517 and 1,465, respectively, and for the nine months ended September 30, 2003 and 2002 were 1,887 and 1,557, respectively.

Stock-based Compensation

The estimated per share weighted average fair value of all stock options granted during the three months ended September 30, 2003 and 2002 was $6.11 and $3.43, respectively, and for the nine months ended September 30, 2003 and 2002 was $3.82 and $5.04, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected life	5.9 years	5.8 years	5.6 years	4.5 years
Risk free interest rate	3.2%	3.9%	3.0%	3.9%
Volatility	75.1%	74.2%	75.1%	74.2%
Dividend yield	—	—	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$253	$(2,549)	$(3,376)	$(6,783)
Stock-based employee compensation expense determined under fair value based method for all awards	(377)	(377)	(1,053)	(1,658)
Net loss, pro forma	$(124)	$(2,926)	$(4,429)	$(8,441)

Net income (loss) per share:
As reported:
Basic	$0.02	$(0.19)	$(0.25)	$(0.52)
Diluted	0.02	(0.19)	(0.25)	(0.52)

Pro forma:
Basic	$(0.01)	$(0.22)	$(0.33)	$(0.65)
Diluted	(0.01)	(0.22)	(0.33)	(0.65)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” “plans” and similar words and other statements of similar sense, are forward-looking statements.  Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to market acceptance of our products, our ability to successfully develop new products, our ability to protect our intellectual property, our dependence upon international customers and suppliers, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from our suppliers, cyclicality in the microelectronic manufacturing equipment and other industries, management of growth, integration of acquired businesses, and the other risk factors detailed below and in our filings with the Securities and Exchange Commission, including our prospectus as filed with the SEC on September 24, 2003 pursuant to Rule 424(b)4 of the Rules and Regulations under the Securities Act of 1933 and our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 4, 2003.  We disclaim any obligation to revise forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

Introduction

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements and related notes included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors.

We are a provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Our systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs, improving time-to-market and enhancing the performance of their products. We combine our core competencies in machine vision technology, optics, lighting and precision motion control with our proprietary software and extensive microelectronic-specific applications experience to deliver scalable, modular systems that excel at the automated detection of advanced macro defects, which we define to be defects greater in size than 0.5 microns. We sell our systems to many of the leading microelectronic device manufacturers throughout the world for inspecting semiconductors, advanced packaging applications, optoelectronics, MEMS, data storage and micro displays.

We have traditionally provided systems to address the automated inspection needs of the final manufacturing or back-end of the microelectronic device manufacturing process, including test, assembly and packaging. We recently have introduced two new systems for advanced macro detection earlier in the front-end wafer manufacturing process. In addition to internal development, we look to expand through strategic acquisitions of complementary products and technologies.

Our business is subject to the cyclical nature of the microelectronic device manufacturing markets we serve.  These cycles are caused by significant fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. There has been a dramatic reduction in demand for microelectronic device manufacturing equipment since 2000. This decreased demand has caused our quarterly orders and sales to fluctuate dramatically. While we have seen some improvements in market conditions, we are not able to predict when the microelectronic device manufacturers’ capital spending will recover. Future quarterly and annual results will continue to be impacted by fluctuations in supply and demand of microelectronic devices, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.

Acquisitions

On April 15, 2003, we acquired all of the outstanding capital stock of Semiconductor Technologies & Instruments, Inc. (“STI”).   STI manufactures automated defect inspection and metrology tools that are integrated onto probers, providing microelectronics manufacturers with an automated solution for inspecting probe marks, ink dots, and active die regions.  The total consideration, including direct acquisition costs, was $2.2 million and consisted of $1.4 million in cash and 215,385 shares of our common stock. The parties initially had placed 215,000 shares issued in the transaction in escrow to secure ASTI’s performance of certain covenants including ASTI’s agreement to indemnify us against damages in connection with STI’s dispute with a third party.  In September 2003, pursuant to an agreement between the parties and the escrow agent, 105,385 of the escrowed shares were sold and the proceeds of such sale were deposited into the escrow.

On July 3, 2003, we acquired substantially all the assets of Counterpoint Solutions, Inc. (“CSI”).  CSI develops wafer inspection, review and failure analysis solutions. The transaction was structured as an asset acquisition.   The total consideration paid, including direct acquisition costs, was $1.5 million and consisted of $100,000 in cash and 200,000 shares of our common stock.  Up to an additional $100,000 of cash will be paid upon the achievement of certain product sales.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.6	44.9	44.6	43.4
Gross profit	56.4	55.1	55.4	56.6

Selling, general and administrative expenses	32.6	60.3	39.4	53.3
Research and development expenses	22.2	37.4	30.0	38.4
Operating income (loss)	1.6	(42.6)	(14.0)	(35.1)

Interest income	0.6	2.0	1.0	2.7

Income (loss) before provision for income taxes	2.2	(40.6)	(13.0)	(32.4)
Provision for income taxes	—	—	—	3.7
Net income (loss)	2.2%	(40.6)%	(13.0)%	(36.1% )

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net Revenues.  Net revenues increased $5.4 million, or 86.3%, to $11.7 million for the three months ended September 30, 2003, from $6.3 million for the same period in 2002.  The increase in net revenues was primarily due to increased sales of our NSX Series, sales related to the AXi Series, which we first recognized revenue on during the current quarter, and sales of the WAV Series, acquired in conjunction with the acquisition of STI.  The increase was partially offset by lower revenues from the 3Di Series.

Net revenues from international sales represented 83% and 70% of total net revenues for the three months ended September 30, 2003 and 2002, respectively.  The increase in international sales was primarily the result of increased sales to Asia, which comprised 72% and 68% of net revenues for the three months ended September 30, 2003 and 2002, respectively.  The increase in the percentage of net revenues from Asia was partially offset by a decrease in net revenues from North America, which comprised 17% and 30% of total net revenues for the three months ended September 30, 2003 and 2002, respectively.

During the three months ended September 30, 2003, orders for systems within the NSX and AXi Series increased as compared to the prior quarter.  This increase resulted in a book-to-bill ratio above parity during the quarter.  As a result of the increase in bookings, we expect revenues to increase during the fourth quarter of 2003 as compared to the third quarter of 2003.

Gross Profit.  Gross profit increased to $6.6 million for the three months ended September 30, 2003, from $3.5 million for the same period in 2002.  The gross margin increased to 56.4% for the three months ended September 30, 2003, from 55.1% for the same period in 2002.  The increase in gross margin percentage was primarily due to an increase in sales of certain products within the NSX Series and WAV Series, which have higher margins than our other product lines, higher average selling prices within the NSX Series, and higher absorption of fixed manufacturing costs.  In addition,  prior year revenues included a higher mix of lower margin models within the 3Di Series.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs.  Selling, general and administrative expenses were $3.8 million, or 32.6% of net revenues, for the three months ended September 30, 2003, and $3.8 million, or 60.3% of net revenues, for the same period in 2002.  Expenses in 2003 included increased variable costs, such as sales commissions and travel, associated with the increased level of revenues, employee compensation costs, expenses associated with the ongoing operations of STI and CSI, and the amortization of purchased technology.  These increases were partially offset by the fact that expenses in the third quarter of 2002 included the write-off of acquisition related costs, employee severance costs and expenses related to the modification of our distributor agreement with Metron Technology, B.V.(“Metron”), as a result of our decision to sell directly to customers in Asia, except Japan and South Korea.  The quarterly selling, general and administrative expense dollars are expected to increase in the last quarter of 2003, as compared to the third quarter of 2003, primarily as a result of variable expenses associated with the expected higher level of revenues and higher recruiting and relocation costs.  However, selling, general and administrative expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in selling, general and administrative expenses.

Research and Development Expenses.  Research and development expenses consist primarily of employee salaries and related benefits and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses increased 10.6% to $2.6 million, or 22.2% of net revenues, for the three months ended September 30, 2003, from $2.3 million, or 37.4% of net revenues, for the same period in 2002.  The increase in expenses was primarily due to employee salaries and related benefits associated with the employees of STI and CSI, and costs related to completing certain stages of development of the BXi Series and EXi Series, as well as additional features related to the NSX Series.  The increase was partially offset by expenses in the prior year including costs related to the development of the NSX-105, which was introduced in the third quarter of 2002, and further development of the 3Di Series, which began shipping in the fourth quarter of 2001.  We anticipate that research and development expense dollars will increase in future quarters, as compared to the third quarter of 2003, due to ongoing development projects.  However, research and development expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in research and development expenses.

Interest Income.  Interest income was $71,000 for the three months ended September 30, 2003, compared to $124,000 for the same period in 2002.  The decrease in interest income was due to lower rates of return earned on investment balances in 2003 as compared to 2002 and lower overall investment balances in 2003.  We expect interest income to increase in the fourth quarter of 2003 due to an increase in overall investment balances, as a result of the proceeds from the follow on public offering of our Common Stock that was completed on September 23, 2003 (the “Offering”).

Income Taxes.  Due to the level of historical operating losses we have incurred, we have sufficient net operating losses to offset the level of income taxes on our pre tax income.   As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we continue to record a full valuation allowance against our deferred tax assets.  As a result, we did not reflect a provision for income taxes during the three months ended September 30, 2003.   Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As of December 31, 2002 the valuation allowance was $5.4 million.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net Revenues.  Net revenues increased $7.2 million, or 38.6%, to $26.0 million for the nine months ended September 30, 2003, from $18.8 million for the same period in 2002.  The increase in net revenues was due primarily to increased sales of our NSX Series, sales related to the AXi Series, and sales of the WAV Series.  The increase was partially offset by lower revenues from the 3Di Series.

Net revenues from international sales represented 75% and 58% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively.  The increase in international sales were primarily the result of sales to Asia, which comprised 64% and 50% of net revenues for the nine months ended September 30, 2003 and 2002, respectively.

Gross Profit.  Gross profit increased to $14.4 million for the nine months ended September 30, 2003, from $10.6 million for the same period in 2002.  The gross margin decreased to 55.4% for the nine months ended September 30, 2003, from 56.6% for the same period in 2002.  The decrease in gross margin percentage was primarily due to an increase, in the first and second quarters of 2003, in the number of NSX systems that included subsystem options manufactured by third parties, which have lower gross margins than our core inspection systems.  The decrease in margin was partially offset by higher average selling prices within the NSX Series in the third quarter of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 2.2% to $10.2 million, or 39.4% of net revenues, for the nine months ended September 30, 2003, from $10.0 million, or 53.3% of net revenues, for the same period in 2002.  The increase in expense dollars was primarily due to higher employee compensation costs, costs associated with the integration and ongoing operations of STI and CSI, higher variable costs associated with the higher revenues, and costs associated with systems being evaluated by customers. The increase was partially offset by the fact that the prior year included the write-off of costs related to potential acquisitions, the modification of our distributor agreement with Metron and employee severance.

Research and Development Expenses.  Research and development expenses increased 8.1% to $7.8 million, or 30.0% of net revenues, for the nine months ended September 30, 2003, from $7.2 million, or 38.4% of net revenues, for the same period in 2002.  The increase in expenses was primarily due to costs related to completing certain stages of the development of our new BXi Series, EXi Series and AXi Series, and employee salaries and related benefits associated with the employees of STI and CSI.

Interest Income.  Interest income was $247,000 for the nine months ended September 30, 2003, compared to $506,000 for the same period in 2002.  The decrease in interest income was due to lower rates of return earned on investment balances in 2003 as compared to 2002 and lower overall investment balances in 2003.

Income Taxes.  Due to the recording of a full valuation allowance against deferred tax assets, we continued to reflect no benefit from income taxes during the nine months ended September 30, 2003.   The recording of the valuation allowance in the second quarter of 2002 resulted in a provision for income taxes of $687,000 during the nine months ended September 30, 2002.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, working capital increased to $63.0 million as compared to $29.4 million at December 31, 2002.  The increase was primarily due to an increase in cash and marketable securities due to the sale of 3.0 million shares of our Common Stock at a price of $13.00 per share in a follow on public offering that was completed on September 23, 2003 (the “Offering”).  The net proceeds from the Offering, after deducting the underwriting discount and offering expenses, were $36.1 million.  On October 21, 2003, the underwriters exercised their option to acquire an additional 490,238 shares of Common Stock to cover over-allotments and we received $6.0 million, net of the underwriting discount.

At September 30, 2003 our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $55.3 million and our revolving credit line agreement, which expires in April 2004.  The credit line agreement allows for borrowings of up to $5.0 million, subject to availability based on accounts receivable and inventory balances.  We have no outstanding debt at September 30, 2003.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Accounts receivable decreased $1.6 million from December 31, 2002 to September 30, 2003, representing 42 days sales outstanding (“DSO”) during the three months ended September 30, 2003.  This compares to a DSO of 99 days in the fourth quarter of 2002.  The decrease in account receivable DSO was due to an increase in the amount of customer deposits received for systems we recognized revenue on in the third quarter of 2003.  Due to the high mix of international revenues during a given quarter, which generally require a longer time for collection, we believe our DSO could increase in future quarters.

Inventories. Inventories increased $3.3 million from December 31, 2002 to September 30, 2003, primarily due to (i) inventory acquired with STI; (ii) an increase in inventory at customer sites under purchase orders; and (iii) an increase in raw material and work in process inventory to support new product introductions and increased backlog. The increase in inventory at customer sites under purchase orders is primarily related to shipments of our AXi Series.  We anticipate that a portion of the inventory at customer sites will be recognized as revenue during the fourth quarter of 2003.  We expect inventory at customer sites under purchase orders will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the quarter were $152,000, and our total capital expenditures are expected to be between $1.0 and $1.5 million in 2003.  Capital expenditures consist primarily of the capitalization of finished goods used to support our engineering, sales and service efforts.

Acquisitions.  As a result of the acquisition of STI, we entered into a two year lease for 10,600 square feet of space in Plano, Texas at an annual rental cost of approximately $106,000.  As a result of the acquisition of CSI, we will lease 1,200 square feet in Thornwood, New York at a monthly rental cost of approximately $2,200.  The lease may be terminated at any time with a six month notice.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2003 was $2.1 million, which resulted primarily from decreased accounts receivable and increased customer deposits and accounts payable partially offset by our net loss and increased inventory during the period.  Net cash used in investing activities was $35.6 million, primarily due to $33.4 million of net purchases of marketable securities resulting from the proceeds of the Offering, $1.4 million paid to acquire STI and $739,000 of purchases of property and equipment.  Net cash provided by financing activities was $36.7 million, including $36.1 million of net proceeds received from the Offering.

Net cash used in operating activities for the nine months ended September 30, 2002 was $3.6 million, which resulted primarily from our net loss and increase in accounts receivable, partially offset by non-cash charges and decreased prepaid expenses and other current assets and inventories. Net cash provided by investing activities was $7.1 million, primarily due to $8.8 million of net proceeds from maturities of marketable securities offset by the purchases of $1.7 million of property and equipment and other assets.  Net cash provided by financing activities was $1.1 million from the proceeds received from issuances of common stock.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21,  “Revenue Arrangements with Multiple Deliverables”.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have an effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”, which amends and clarifies financial accounting and reporting for derivative instruments.  SFAS 149 became effective for us in July 2003.  The adoption of SFAS 149 did not have an effect on our consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have an effect on our consolidated financial statements.

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of September 30, 2003, 88% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

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

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings

On September 23, 2003, the Company filed a complaint in the district court of Dallas County, Texas seeking a declaratory judgment that the Company has no liability to Rudolph Technologies, Inc. or its subsidiary, ISOA, Inc. (doing business as Yield Metrology Group), with respect to claims they have asserted against the Company and its subsidiary, Semiconductor Technologies & Instruments, Inc. (“STI”).  In various letters and conversations with STI and the Company, Rudolph has asserted that STI owes Rudolph development fees and royalty payments pursuant to a December 24, 1997 Development Agreement (the “Development Agreement”) between STI and ISOA, Inc., which Rudolph later acquired and renamed Yield Metrology Group.  In addition, the Company is seeking a judgment against Rudolph and ISOA for repayment of royalties previously paid by STI to ISOA under the Development Agreement and costs and attorney’s fees incurred in bringing this action.

On September 30, 2003, Rudolph and ISOA filed an answer and counterclaim, denying the allegations set forth in the Company’s complaint and claiming that ISOA is entitled to damages as a result of STI’s breach of the Development Agreement.  ISOA is also seeking a declaratory judgment that STI and/or the Company are wrongfully using ISOA’s technology without compensating ISOA.  ISOA is also seeking a judgment for their attorney’s fees in this matter.

In connection with the acquisition of STI, the Company placed 180,000 shares of its common stock issued in the transaction in escrow to secure the performance by ASTI Holdings Limited (“ASTI”) of its agreement to indemnify the Company against damages up to a maximum amount of $670,000 in connection with STI’s dispute with Rudolph. Shares distributed from the escrow in payment of any indemnification claim will be valued at the market price of the Company’s Common Stock on the date of resolution of the claim.  In September 2003, pursuant to an agreement between the Company, ASTI and the escrow agent, 105,385 of the escrowed shares were sold and the proceeds of such sale were deposited into the escrow.  The escrow agreement provides that the escrow would have terminated on October 15, 2003 if a legal proceeding regarding these issues had not been initiated prior to that date.  Because the Company has initiated this legal proceeding, the escrow remains in effect until the resolution of the claims subject to such legal proceeding.

The Company may incur significant legal fees and expenses in pursuing this action for a declaratory judgment.  In addition, there can be no assurance that the Company will prevail in such litigation and the Company may suffer an adverse result requiring it to pay damages or royalties adversely affecting its business.  Notwithstanding the foregoing, the Company believes the indemnification escrow established in connection with the acquisition of STI is reasonably likely to protect the Company against any losses incurred in connection with Rudolph’s claims.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

The exhibits listed on the Exhibit Index are filed herewith.

(b)                                 Reports on Form 8-K:

Current Report on Form 8-K dated July 8, 2003 and filed July 9, 2003, was filed pursuant to Item 9 (Regulation FD Disclosure) to report the press release announcing the acquisition of Counterpoint Solutions Inc.

Current Report on Form 8-K dated July 30, 2003 and furnished July 30, 2003, was furnished pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition) to report the press release announcing the Company’s second quarter 2003 financial results.

Amendment to Current Report on Form 8-K dated April 15, 2003 and filed August 12, 2003, was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) to report the acquisition of the stock of Semiconductor Technologies and Instruments, Inc. (“STI”) and to report the audited financial statements of STI and the pro forma condensed combined financial statements of the Company and STI.

Amendment to Current Report on Form 8-K dated April 15, 2003 and filed August 27, 2003, was filed pursuant to Item 7 (Financial Statements and Exhibits) to report an exhibit of the Company and STI.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: November 3, 2003	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2003	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2003	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and Vice President, Finance (Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
September 30, 2003

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1*	Executive Employment Contract between the Company and Pam Lampert, dated September 6, 2003

10.2*	Executive Employment Contract between the Company and Ardelle Johnson, dated September 9, 2003

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

*                 Management contract of compensatory plan or arrangement