Form 10-Q
period 2004-03-31
AUGUST TECHNOLOGY CORP
filed 2004-05-05
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 17,755,802 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I                               FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$4,843	$10,027
Short-term marketable securities	45,004	43,528
Accounts receivable, net	10,692	4,094
Inventories	15,492	11,651
Inventories at customers under purchase orders	4,584	2,293
Prepaid expenses and other current assets	2,232	1,631
Total current assets	82,847	73,224

Property and equipment, net	3,267	3,141
Long-term marketable securities	8,220	10,295
Purchased technology, net	1,092	1,179
Goodwill	498	498
Other assets	655	610
Total assets	$96,579	$88,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,387	$5,409
Accrued compensation	1,649	1,146
Accrued liabilities	1,444	1,414
Customer deposits and deferred revenue	4,398	2,436
Total current liabilities	14,878	10,405

Other non-current liabilities	159	65
Total liabilities	15,037	10,470

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 17,723,276 and 17,382,538 shares issued and outstanding, respectively	89,635	88,086
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(36)	(49)
Accumulated deficit	(8,132)	(9,578)
Accumulated other comprehensive income	75	18
Total shareholders’ equity	81,542	78,477
Total liabilities and shareholders’ equity	$96,579	$88,947

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net revenues	$16,400	$6,563
Cost of revenues	7,058	2,955
Gross profit	9,342	3,608

Selling, general and administrative expenses	5,189	3,207
Research and development expenses	2,908	2,768
Operating income (loss)	1,245	(2,367)

Interest income	201	98

Income (loss) before provision for income taxes	1,446	(2,269)
Provision for income taxes	—	—
Net income (loss)	$1,446	$(2,269)

Net income (loss) per share:
Basic	$0.08	$(0.17)
Diluted	$0.08	$(0.17)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,446	$(2,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	518	385
Provision for doubtful accounts	46	33
Amortization of deferred compensation related to stock options	14	14
Changes in operating assets and liabilities:
Accounts receivable	(6,644)	2,093
Inventories	(3,835)	215
Inventories at customers under purchase orders	(2,291)	(1,212)
Prepaid expenses and other current assets	(601)	9
Accounts payable	1,978	129
Accrued compensation	503	426
Accrued liabilities	125	(122)
Customer deposits	1,962	453
Net cash provided by (used in) operating activities	(6,779)	154

Cash flows from investing activities:
Proceeds from maturities of marketable securities	53,872	10,346
Purchases of marketable securities	(53,218)	(10,212)
Purchases of property and equipment	(542)	(228)
Investment in other assets	(62)	—
Net cash provided by (used in) investing activities	50	(94)

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,548	17
Net cash provided by financing activities	1,548	17

Effect of exchange rates on cash and cash equivalents	(3)	2

Net increase (decrease) in cash and cash equivalents	(5,184)	79
Cash and cash equivalents at beginning of period	10,027	1,895
Cash and cash equivalents at end of period	$4,843	$1,974

Supplemental cash flow information:
Cash payments of income taxes	$(18)	$(5)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at March 31, 2004, the consolidated results of operations and consolidated statements of cash flows for the three months ended March 31, 2004 and 2003.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004.

The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Note 2 – Marketable Securities

The amortized cost and estimated fair value of available-for-sale marketable securities were as follows:

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$14,422	$78	$(1)	$14,499
Municipal bonds	38,709	17	(1)	38,725
	$53,131	$95	$(2)	$53,224

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$12,484	$35	$(2)	$12,517
Municipal bonds	41,301	7	(2)	41,306
	$53,785	$42	$(4)	$53,823

The maturities of available-for-sale marketable securities were as follows:

	March 31,		December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$44,986	$45,004	$43,524	$43,528
Due after one year through three years	8,145	8,220	10,261	10,295
	$53,131	$53,224	$53,785	$53,823

Net realized gains and losses were not material for the three months ended March 31, 2004 and the year ended December 31, 2003.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31 2004	December 31, 2003

Billed receivables	$9,924	$3,837
Unbilled revenue	1,369	812
	11,293	4,649
Allowance for doubtful accounts	(601)	(555)
Accounts receivable, net	$10,692	$4,094

Note 4 – Inventories

Inventories consisted of the following:

	March 31, 2004	December 31, 2003

Raw materials	$6,246	$4,645
Work in process	3,645	2,305
Demonstration equipment	1,552	1,603
Finished goods	4,049	3,098
Inventories	$15,492	$11,651

Note 5 – Purchased Technology

As of March 31, 2004, purchased technology was $1,367 and related accumulated amortization of $275.  Purchased technology is amortized on a straight-line basis over an estimated useful life of four years.  Amortization expense for the three months ended March 31, 2004 and 2003 was $85 and none, respectively.  Assuming no change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2004 is $342 and for each of the next four years is $342, $342, $151 and none thereafter.

Note 6 – Accumulated Other Comprehensive Income

The accumulated balances for each classification of accumulated other comprehensive income are as follows:

	March 31, 2004	December 31, 2003

Currency translation adjustments	$(18)	$(20)
Net unrealized gains on marketable securities	93	38
Accumulated other comprehensive income	$75	$18

Note 7 – Shareholders’ Equity

Changes in shareholders’ equity during the three months ended March 31, 2004 were as follows:

Shareholders’ equity balance at December 31, 2003	$78,477
Net income	1,446
Accumulated other comprehensive income:
Currency translation adjustments	2
Net unrealized gains on marketable securities	55
Comprehensive income	1,503
Issuances of common stock in conjunction with exercises of stock options	1,548
Amortization of deferred compensation related to stock options	14
Shareholders’ equity balance at March 31, 2004	$81,542

On September 23, 2003, the Company sold 3,000 shares of its Common Stock at a price of $13.00 per share in a follow-on public offering (the “Offering”).  In conjunction with the Offering, on

October 21, 2003, the underwriters exercised their over-allotment option to acquire an additional 490 shares of Common Stock at the same price to the public and with the same underwriting discount as the Offering.  The net proceeds from the Offering, including the exercise of the underwriters over-allotment, after deducting the underwriting discount and offering expenses, was $42,049.

Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$1,446	$(2,269)

Weighted average common shares:
Basic	17,622	13,158
Effect of dilutive stock options and warrants	864	—
Diluted	18,486	13,158

Net income (loss) per share:
Basic	$0.08	$(0.17)
Diluted	$0.08	$(0.17)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended March 31, 2004 and 2003 were 143 and 1,815, respectively.

Stock-based Compensation

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation.  The exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized in the consolidated statements of operations.

The estimated per share weighted average fair value of all stock options granted during the three months ended March 31, 2004 and 2003 was $10.04 and $2.40, respectively.  The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003

Expected life	3.9 years	4.0 years
Risk free interest rate	2.5%	2.5%
Volatility	74.3%	75.3%
Dividend yield	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation”, the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$1,446	$(2,269)
Stock-based employee compensation expense - fair value based method for all awards	(1,153)	(298)
Net income (loss), pro forma	$293	$(2,567)

Net income (loss) per share:
As reported:
Basic	$0.08	$(0.17)
Diluted	$0.08	$(0.17)

Pro forma:
Basic	$0.02	$(0.20)
Diluted	$0.02	$(0.20)

Note 8 – Commitments and Contingencies

Warranties

The Company provides warranty coverage for its systems for a period of one year, including parts and labor necessary to repair the systems during the warranty period.  The estimated warranty cost is based on our historical experience rate of incurred expenses to corresponding system revenues.

The following table summarizes the activity related to the warranty liability during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Accrual at beginning of year	$239	$111
Warranties issued	160	39
Costs incurred	(137)	(38)
Accrual at end of period	$262	$112

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

Note 9 – Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of the Statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” “plans” and similar words and other statements of similar sense, are forward-looking statements.  Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to market acceptance of our products, our ability to successfully develop new products, our ability to protect our intellectual property, our dependence upon international customers and suppliers, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from our suppliers, cyclicality in the microelectronic manufacturing equipment and other industries, management of growth, integration of acquired businesses, and the other risk factors detailed below and in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 1, 2004.  We disclaim any obligation to revise forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.   For the three months ended March 31, 2004, there were no changes to these  critical accounting policies.

Overview

We are a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Our systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. We sell our systems to many of the leading microelectronic device manufacturers throughout the world for inspecting semiconductors, advanced packaging applications, optoelectronics devices, MEMS, data storage devices and micro displays.  We have traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. These needs were met primarily with our NSX Series and 3Di Series of products.  We recently introduced the AXi Series, E20 and B20 inspection options for advanced macro detection in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer’s surface.  We believe we will be the first to offer all surface wafer inspection.  We complement this broad inspection capability with an expanding suite of software tools designed to enhance the speed and effectiveness of the process by which device manufacturers analyze defects, and make decisions regarding their manufacturing process to reduce or eliminate such defects.  We refer to this process as the “detection-to-decision” process.

In addition to internal development, we look to expand through strategic acquisitions of complementary products and technologies. In April 2003 we completed the acquisition of STI, adding the WAV Series for high speed wafer probe mark inspection and metrology. In July 2003 we acquired the assets of CSI, including the design for the VersaScope, a recently introduced defect review system for advanced microscope-based imaging and analysis.  The VersaScope provides us the ability to serve our customers earlier in their device development process and to more quickly analyze defects and understand their manufacturing process once they initiate high volume production.

Our business is subject to the highly cyclical nature of the microelectronic device manufacturing markets we serve. These cycles are caused by significant fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. As a result of these fluctuations, our quarterly orders and revenues have fluctuated dramatically.

During the second quarter of 2001, in response to an industry downturn, we began to implement components of a series of cost management programs. The programs included, at various times, raw material cost reductions, reductions in temporary and contract staffs, work force reductions, mandatory time-off, decreases in discretionary spending and reductions in executive compensation and overtime. Although we continued to maintain various components of our cost management programs during 2002 and 2003, these savings were offset by our decision to invest in developing our worldwide sales and service organization and in the continued development of new and existing products to better serve our customers and maintain our technology leadership.  During the second half of 2003 we began to experience signs of an industry recovery.  The recovery has continued during the first quarter of 2004.  This has resulted in a significant increase in the level of orders and revenues during this period, and a record level of backlog at March 31, 2004.  Although management does not believe backlog is always a meaningful or accurate indication of future revenues and performance, since only a portion of our revenues for any quarter represents systems in backlog, we do closely monitor the level of orders both geographically and by product line and in relation to the level of revenues, referred to as the book-to-bill ratio.  During the first quarter of

2004 our book-to-bill ratio was above parity for the seventh consecutive quarter.  A book-to-bill ratio greater than parity indicates a growing level of backlog.

In addition to monitoring our level of orders and backlog, we focus on several key financial metrics in evaluating our financial condition and operating performance, most importantly revenues by product family compared to prior-period revenue performance and current-year plans, year-over-year revenue growth compared to the overall semiconductor equipment industry, operating profit or loss performance compared with prior-period and current-year plans and the level of operating cash flow.

In response to the current increase in activity we have added and continue to recruit additional staff in all functional areas and increased our manufacturing levels to meet the increased demand.  However, we cannot predict the sustainability of the current recovery, and/or the industry’s rate of growth. If we are unable to effectively manage our resources and production capacity during an industry cycle, there could be a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenues:

	Three Months Ended March 31,
	2004	2003

Net revenues	100.0%	100.0%
Cost of revenues	43.0	45.0
Gross profit	57.0	55.0

Selling, general and administrative expenses	31.7	48.9
Research and development expenses	17.7	42.2
Operating income (loss)	7.6	(36.1)

Interest income	1.2	1.5

Income (loss) before provision for income taxes	8.8	(34.6)
Provision for income taxes	—	—
Net income (loss)	8.8%	(34.6)%

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net Revenues.  Net revenues increased $9.8 million, or 149.9%, to $16.4 million for the three months ended March 31, 2004, from $6.6 million for the same period in 2003.  The increase in net revenues was primarily due to increased sales of newer models within the NSX Series and sales related to the AXi Series, on which we began to recognize revenue during the third quarter of 2003. Sales of these product lines increased primarily as a result of increased sales of systems into the front end of the wafer fabrication process and an overall increase in demand due to the industry recovery that began in the second half of 2003.

Net revenues from international sales represented 70% and 66% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.  International revenues consist primarily of sales to customers in Asia, which comprised 68% and 55% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.  The increase in the percentage of net revenues from Asia was partially offset by a decrease in net revenues from North America, which comprised 30% and 34% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.

Gross Profit.  Gross profit increased to $9.3 million for the three months ended March 31, 2004, from $3.6 million for the same period in 2003.  Gross margin increased to 57.0% for the three months ended March 31, 2004, from 55.0% for the same period in 2003.  The increase in gross margin percentage was primarily due to an increase in the number of systems manufactured, which resulted in higher manufacturing utilization and decreased labor and overhead per system sold, and increased revenue from our YieldPilot product line.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee compensation and related benefits, travel expenses and occupancy related costs.  Selling, general and administrative expenses were $5.2 million, or 31.7% of net revenues, for the three months ended March 31, 2004, and $3.2 million, or 48.9% of net revenues, for the same period in 2003.  The increase in expense dollars was primarily the result of increased variable costs associated with the increased level of revenues, employee compensation costs, including salaries related to the hiring of additional field service personnel to support the increased revenues and our directs sales and service office in Korea, which opened in February 2004, and expenses associated with the ongoing operations of two acquisitions completed during the second and third quarters of 2003.  The quarterly selling, general and administrative expense dollars are expected to increase in the second quarter of 2004, as compared to the first quarter, primarily as a result of variable expenses associated with the expected higher level of revenues, and increased headcount to support the increased revenues and further develop our organization to meet increased customer demands.  However, selling, general and administrative expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in selling, general and administrative expenses.

Research and Development Expenses.  Research and development expenses consist primarily of employee compensation and related benefits and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses were $2.9 million, or 17.7% of net revenues, for the three months ended March 31, 2004, and $2.8 million, or 42.2% of net revenues, for the same period in 2003.  The increase in expenses was primarily due to employee compensation and related benefits associated with two acquisitions completed during the second and third quarters of 2003, and costs related to completing certain stages of development of the B20 back-side inspection option and VersaScope.  The increase was partially offset by expenses in the prior year including costs related to the further development of the AXi Series and E20 edge inspection option.  We anticipate that research and development expenses, both in dollars and as a percentage of revenues, will increase in the second quarter of 2004, as compared to the first quarter of 2004 due to development projects related to the continued expansion of our business in the front-end of the wafer manufacturing process and expansion of our suite of software solutions.

Interest  income.  Interest income was $201,000 for the three months ended March 31, 2004, compared to $98,000 for the same period in 2003.  The increase in interest income was due to an increase in overall investment balances, as a result of the proceeds received from the follow-on public offering of our Common Stock that was completed on September 23, 2003 and the underwriters’ exercise of the over-allotment option on October 21, 2003 (the “Offering”).

Income Taxes.  As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at March 31, 2004.  As a result, we did not reflect a provision for income taxes during both the three months ended March 31, 2004 and March 31, 2003.   Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  We do not expect to record a significant provision for income taxes in 2004.  As of December 31, 2003 the valuation allowance was $7.5 million.

Liquidity and Capital Resources

During the three months ended March 31, 2004, working capital increased to $68.0 million as compared to $62.8 million at December 31, 2003.  The increase was primarily due to an increase in both accounts receivable and inventories.  At March 31, 2004 our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $58.1 million and our revolving credit line agreement, which expired in April 2004.  We have no outstanding debt at March 31, 2004.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Accounts receivable increased $6.6 million from December 31, 2003 to March 31, 2004, representing 41 days sales outstanding (“DSO”) during the three months ended March 31, 2004.  This compares to a DSO of 31 days in the fourth quarter of 2003.  The increase in DSO was primarily due to the timing of sales during the quarter.    Due to the high mix of international revenues during a given quarter, which generally require a longer time for collection, we believe our DSO could increase in future quarters.

Inventories.  Inventories increased $3.8 million from December 31, 2003 to March 31, 2004, primarily due to an increase in raw material and work in process inventory to support new product introductions and increased backlog.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders increased $2.3 million from December 31, 2003 to March 31, 2004, primarily due to shipments of newer models of our NSX Series that have not yet qualified for revenue recognition. We anticipate that a portion of this inventory will be recognized as revenue during the second quarter of 2004.  We anticipate that this inventory will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the quarter were $542,000, and our total capital expenditures are expected to be between $3.5 and $4.0 million in 2004.  Capital expenditures consist primarily of the capitalization of finished goods used to support our engineering, sales and service efforts.

Our liquidity is also affected by factors beyond our control related to the uncertainties of global economies and the cyclical nature of the semiconductor and microelectronic industries.

Although liquidity requirements will fluctuate based on the timing and extent of all of these factors and others, management believes that existing cash and investment balances will be adequate to satisfy our existing liquidity requirements for at least the next twelve months.

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2004 was $6.8 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net income and increased accounts payable and customer deposits.  Net cash provided by investing activities was $50,000, primarily from net proceeds from maturities of marketable securities, partially offset by $542,000 of purchases of property and equipment.  Net cash provided by financing activities was $1.5 million from proceeds received from issuances of common stock in conjunction with exercises of stock options.

Net cash provided by operating activities for the three months ended March 31, 2003 was $154,000, which resulted primarily from decreased accounts receivable and increased customer deposits partially offset by our net loss and increased inventory during the period.  Net cash used in investing activities was $94,000, primarily due to $228,000 of purchases of property and equipment offset by $134,000 of net proceeds from maturities of marketable securities.  Net cash provided by financing activities was $17,000 from proceeds received from issuances of common stock.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We believe that we have no variable interest entities and, therefore, FIN 46R did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For us, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  We currently do not have any financial instruments that are within the scope of the Statement and, therefore, SFAS 150 did not have an effect on our consolidated financial statements.

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of March 31, 2004, 85% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

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

In connection with the acquisition of STI, the Company placed 180,000 shares of its common stock issued in the transaction in escrow to secure the performance by ASTI Holdings Limited (“ASTI”) of its agreement to indemnify the Company against damages up to a maximum amount of $670,000 in connection with STI’s dispute with Rudolph and to share related outside legal expenses.  Of these 180,000 shares, 110,000 shares remain in escrow, while the remaining 70,000 shares were sold in connection with the Company’s public offering completed in September 2003 with the net proceeds from the sale returned to the escrow. Shares distributed from the escrow in payment of any indemnification claim will be valued at the market price of the Company’s Common Stock on the date of resolution of the claim.  The escrow agreement provides that the escrow would have terminated on October 15, 2003 if a legal proceeding regarding these issues had not been initiated prior to that date.  Because the Company has initiated this legal proceeding, the escrow remains in effect until the resolution of the claims subject to such legal proceeding.

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

(b)           Reports on Form 8-K:

Current Report on Form 8-K dated February 11, 2004 was furnished on February 11, 2004 pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition) to report a press release announcing our fourth quarter 2003 financial results.

Current Report on Form 8-K dated February 18, 2004 filed on February 20, 2004 pursuant to Item 5 (Other Events) to report the adoption of a trading plan under Rule 10b5-1 by an officer of the Company.

Current Report on Form 8-K dated February 27, 2004 filed on March 1, 2004 pursuant to Item 5 (Other Events) to report the adoption of trading plans under Rule 10b5-1 by an officer and a director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: May 5, 2004	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2004	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2004	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and Vice President, Finance
(Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
March 31, 2004

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002