Form 10-Q
period 2004-06-30
AUGUST TECHNOLOGY CORP
filed 2004-08-03
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 17,802,646 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PART I                               FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,592	$10,027
Short-term marketable debt securities	44,888	43,528
Accounts receivable, net	15,200	4,094
Inventories	18,699	11,651
Inventories at customers under purchase orders	5,072	2,293
Prepaid expenses and other current assets	2,035	1,631
Total current assets	87,486	73,224

Property and equipment, net	4,798	3,141
Long-term marketable debt securities	5,980	10,295
Purchased technology, net	1,013	1,179
Goodwill	498	498
Other assets	648	610
Total assets	$100,423	$88,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,629	$5,409
Accrued compensation	1,842	1,146
Accrued liabilities	1,368	1,414
Customer deposits and deferred revenue	5,463	2,436
Total current liabilities	16,302	10,405

Other non-current liabilities	118	65
Total liabilities	16,420	10,470

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 17,801,946 and 17,382,538 shares issued and outstanding, respectively	90,076	88,086
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(24)	(49)
Accumulated deficit	(5,959)	(9,578)
Accumulated other comprehensive income (loss)	(90)	18
Total shareholders’ equity	84,003	78,477
Total liabilities and shareholders’ equity	$100,423	$88,947

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenues	$19,855	$7,757	$36,255	$14,320
Cost of revenues	9,059	3,548	16,117	6,503
Gross profit	10,796	4,209	20,138	7,817

Selling, general and administrative expenses	5,390	3,213	10,579	6,420
Research and development expenses	3,322	2,434	6,230	5,202
Operating income (loss)	2,084	(1,438)	3,329	(3,805)

Interest income	189	78	390	176
Income (loss) before provision for income taxes	2,273	(1,360)	3,719	(3,629)
Provision for income taxes	100	—	100	—
Net income (loss)	$2,173	$(1,360)	$3,619	$(3,629)

Net income (loss) per share:
Basic	$0.12	$(0.10)	$0.20	$(0.27)
Diluted	$0.12	$(0.10)	$0.20	$(0.27)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,619	$(3,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,019	816
Provision for doubtful accounts	79	81
Amortization of deferred compensation related to stock options	27	27
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(11,185)	2,120
Inventories	(7,048)	1,098
Inventories at customers under purchase orders	(2,779)	(2,383)
Prepaid expenses and other current assets	(402)	(114)
Accounts payable	2,220	1,378
Accrued compensation	696	156
Accrued liabilities	9	94
Customer deposits and deferred revenue	3,027	3,605
Net cash provided by (used in) operating activities	(10,718)	3,249

Cash flows from investing activities:
Purchases of marketable securities	(91,499)	(18,097)
Maturities of marketable securities	94,356	16,245
Purchases of property and equipment	(2,455)	(588)
Cash paid for acquisitions	(17)	(1,370)
Investments in other assets	(77)	—
Net cash provided by (used in) investing activities	308	(3,810)

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,988	176
Net cash provided by financing activities	1,988	176

Effect of exchange rates on cash and cash equivalents	(13)	2

Net decrease in cash and cash equivalents	(8,435)	(383)
Cash and cash equivalents at beginning of period	10,027	1,895
Cash and cash equivalents at end of period	$1,592	$1,512

Supplemental cash flow information:
Cash refunds (payments) of income taxes, net	$(78)	$250
Common stock issued for acquisition	$—	$756

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004.

The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Note 2 – Business Combinations

On July 27, 2004, the Company purchased certain assets relating to the DMSVision Software business of Inspex, Inc. for a purchase price of $2.1 million plus future consideration based on DMSVision software revenues resulting from new orders received in the twelve months after the purchase.  The purchase was made pursuant to an Asset Purchase Agreement between the Company and Inspex Inc dated June 23, 2004 and was approved by the United States Bankruptcy Court for the District of Massachusetts.

Note 3 – Marketable Securities

The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$13,846	$2	$(47)	$13,801
Municipal bonds	37,082	1	(16)	37,067
	$50,928	$3	$(63)	$50,868

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$12,484	$35	$(2)	$12,517
Municipal bonds	41,301	7	(2)	41,306
	$53,785	$42	$(4)	$53,823

The maturities of available-for-sale marketable debt securities were as follows:

	June 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$44,919	$44,888	$43,524	$43,528
Due after one year through three years	6,009	5,980	10,261	10,295
	$50,928	$50,868	$53,785	$53,823

Net realized gains and losses were not material for the six months ended June 30, 2004 and the year ended December 31, 2003.

Note 4 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2004	December 31, 2003

Billed receivables	$13,303	$3,837
Unbilled revenue	2,550	812
	15,853	4,649
Allowance for doubtful accounts	(653)	(555)
Accounts receivable, net	$15,200	$4,094

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003

Raw materials	$6,909	$4,645
Work in process	3,017	2,305
Demonstration equipment	2,550	1,603
Finished goods	6,223	3,098
Inventories	$18,699	$11,651

Note 6 – Purchased Technology

As of June 30, 2004, purchased technology was $1,377 and related accumulated amortization of $364.  Purchased technology is amortized on a straight-line basis over an estimated useful life of four years.  Amortization expense for the six months ended June 30, 2004 and 2003 was $174 and $18, respectively.  Assuming no change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2004 is $342 and for each of the next four years is $342, $342, $155 and none thereafter.

Note 7 – Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

	June 30, 2004	December 31, 2003
Currency translation adjustments	$(30)	$(20)
Net unrealized gain (loss) on marketable securities	(60)	38
Accumulated other comprehensive income (loss)	$(90)	$18

Note 8 – Shareholders’ Equity

Changes in shareholders’ equity during the six months ended June 30, 2004 were as follows:

Shareholders’ equity balance at December 31, 2003	$78,477
Net income	3,619
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(10)
Net unrealized loss on marketable debt securities	(98)
Comprehensive income	3,511
Issuances of common stock in conjunction with:
Exercises of employee stock options and warrants	1,851
Employee stock purchase plan	137
Amortization of deferred compensation related to stock options	27
Shareholders’ equity balance at June 30, 2004	$84,003

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

Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$2,173	$(1,360)	$3,619	$(3,629)

Weighted average common shares:
Basic	17,778	13,352	17,700	13,255
Effect of dilutive stock options and warrants	571	—	721	—
Diluted	18,349	13,352	18,421	13,255

Net income (loss) per share:
Basic	$0.12	$(0.10)	$0.20	$(0.27)
Diluted	$0.12	$(0.10)	$0.20	$(0.27)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net income (loss) per share would have been anti-dilutive for the three months ended June 30, 2004 and 2003 were 330 and 1,886, respectively, and for the six months ended June 30, 2004 and 2003 were 218 and 1,851, respectively.

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

The estimated per share weighted average fair value of all stock options granted during the three months ended June 30, 2004 and 2003 was $9.53 and $2.79, respectively, and for the six months ended June 30, 2004 and 2003 was $9.91 and $2.72, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expected life	5.5 years	5.8 years	4.3 years	5.5 years
Risk free interest rate	3.6%	3.0%	2.8%	2.9%
Volatility	73.7%	75.1%	74.1%	75.2%
Dividend yield	—	—	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$2,173	$(1,360)	$3,619	$(3,629)
Stock-based employee compensation expense determined under fair value based method for all awards	(521)	(377)	(1,674)	(675)
Net income (loss), pro forma	$1,652	$(1,737)	$1,945	$(4,304)

Net income (loss) per share:
As reported:
Basic	$0.12	$(0.10)	$0.20	$(0.27)
Diluted	$0.12	$(0.10)	$0.20	$(0.27)

Pro forma:
Basic	$0.09	$(0.13)	$0.11	$(0.32)
Diluted	$0.09	$(0.13)	$0.11	$(0.32)

Note 9 – Commitments and Contingencies

Warranties

The Company provides warranty coverage for its systems for a period of one year, including parts and labor necessary to repair the systems during the warranty period.  The estimated warranty cost is based on our historical experience rate of incurred expenses to corresponding system revenues.

The following table summarizes the activity related to the warranty liability during the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Accrual at beginning of year	$239	$111
Warranties issued	415	137
Costs incurred	(271)	(79)
Accrual at end of period	$383	$169

Legal Proceedings

The Company has fully settled the commercial litigation between the Company and Rudolph Technologies, Inc. (“Rudolph”).  On September 23, 2003, the Company and its subsidiary, Semiconductor Technologies & Instruments, Inc. (“STI”), filed a complaint against Rudolph and its subsidiary ISOA, Inc. (“ISOA”).  In the complaint, the Company and STI sought a declaratory judgment that the Company and STI were not using ISOA technology in their products.  STI also asserted a claim for breach of contract to recover amounts STI paid to ISOA in connection with a joint development agreement between STI and ISOA.  Rudolph and ISOA filed an answer and counterclaim, denying the allegations set forth in the complaint and claiming that ISOA was entitled to damages for STI’s alleged breach of the joint development agreement.  ISOA also sought a declaratory judgment that STI and/or the Company were wrongfully using ISOA’s technology without compensating ISOA and that ISOA was entitled to royalty payments for use of its technology.

The Company acquired STI from ASTI Holdings, Ltd. (“ASTI”) in April 2003.  In connection with the acquisition, ASTI agreed to indemnify the Company for claims relating to STI’s dispute with Rudolph and ISOA, up to a maximum value of $670.  To secure ASTI’s performance of ASTI’s indemnification obligations, ASTI and August created an escrow.

On July 22, 2004, the Company, STI, Rudolph, ISOA agreed to settle all claims between the parties.  Under the terms of the confidential settlement, ASTI will make a one-time payment out of the escrow to Rudolph in the amount of $503.  The Company, STI, Rudolph and ISOA agreed to release any and all claims against each other relating to the joint development agreement and to dismiss all claims asserted in the litigation with prejudice.

Note 10 – Recently Issued Accounting Pronouncements

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.   For the six months ended June 30, 2004, there were no changes to these critical accounting policies.

Overview

We are a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Our systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. We sell our systems to many of the leading microelectronic device manufacturers throughout the world for inspecting semiconductors, advanced packaging applications, optoelectronics devices, MEMS, data storage devices and micro displays.  We have traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. These needs were met primarily with our NSX Series and 3Di Series of products.  We recently introduced the AXi Series, E20 and B20 inspection options for advanced macro detection in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer’s surface.  We believe we are the first to offer all surface wafer inspection.  We complement this broad inspection capability with an expanding suite of software tools designed to enhance the speed and effectiveness of the process by which device manufacturers analyze defects, and make decisions regarding their manufacturing process to reduce or eliminate such defects.  We refer to this process as the “detection-to-decision” process.  We believe a key to our success in establishing and maintaining a leadership position in our served markets has been our ability to introduce innovative inspection and defect review solutions that provide microelectronic device manufacturers yield improving information about their increasingly complex manufacturing processes.

In addition to internal development, we look to expand through strategic acquisitions of complementary products and technologies. In April 2003 we completed the acquisition of STI, adding the WAV Series for high speed wafer probe mark inspection and metrology. In July 2003 we acquired the assets of CSI, including the design for the VersaScope, a recently introduced defect review system for advanced microscope-based imaging and analysis.  The VersaScope provides us the ability to serve our customers earlier in their device development process and to more quickly analyze defects and understand their manufacturing process once they initiate high volume production.  In July 2004 we acquired certain assets of the DMSVision Software business of Inspex, Inc.  We plan to use the DMSVision Software to further expand and enhance our current defect analysis software offerings.

Our business is subject to the highly cyclical nature of the microelectronic device manufacturing markets we serve. These cycles are caused by significant fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. As a result of these fluctuations, our quarterly orders and revenues have fluctuated dramatically.  After a three year industry downturn we began to experience signs of an industry recovery during the second half of 2003.  The recovery has continued through the first half of 2004.  This has resulted in a significant increase in the level of orders and revenues during this period, and a record level of backlog at June 30, 2004.  Although we do not believe backlog is always a meaningful or accurate indication of future revenues and performance, since only a portion of our revenues for any quarter represents systems in backlog, we do closely monitor the level of orders both geographically and by product line and in relation to the level of revenues, referred to as the book-to-bill ratio.  During the second quarter of 2004 our book-to-bill ratio was above parity for the eighth consecutive quarter.  A book-to-bill ratio greater than parity indicates a growing level of backlog.

In addition to monitoring our level of orders and backlog, we focus on several key financial metrics in evaluating our financial condition and operating performance, most importantly revenues by product family compared to prior-period and current-year plans, year-over-year revenue growth compared to the overall semiconductor equipment industry, operating profit or loss performance compared with prior-period and current-year plans and the level of operating cash flow.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.6	45.7	44.5	45.4
Gross profit	54.4	54.3	55.5	54.6

Selling, general and administrative expenses	27.2	41.4	29.2	44.9
Research and development expenses	16.7	31.4	17.1	36.3
Operating income (loss)	10.5	(18.5)	9.2	(26.6)

Interest income	0.9	1.0	1.1	1.2

Net income (loss) before provision for income taxes	11.4	(17.5)	10.3	(25.4)
Provision for income taxes	0.5	—	0.3	—
Net income (loss)	10.9%	(17.5)%	10.0%	(25.4)%

Three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

Net Revenues.  Net revenues increased $12.1 million, or 156.0%, to $19.9 million for the three months ended June 30, 2004, from $7.8 million for the same period in 2003.  Net revenues increased $21.9 million, or 153.2%, to $36.3 million for the six months ended June 30, 2004, from $14.3 million for the same period in 2003.  The increase in net revenues was primarily due to increased sales of higher throughput NSX Series systems installed in a broader array of wafer and device fabrication processes and sales related to the AXi Series, for which we began to recognize revenue during the third quarter of 2003.  Net revenues also increased as a result of the recognition revenues from the sale of the first VersaScope systems.  Sales of these product lines increased primarily as a result of higher sales of systems into the front end of the wafer fabrication process and an overall increase in demand due to the industry recovery that began in the second half of 2003.  Revenues are expected to continue to increase during the second half of 2004 due to the recognition of revenues currently in backlog as of June 30, 2004 and anticipated continued strength of the overall microelectronic industry.

Net revenues from international sales represented 71% and 69% of total net revenues for the three months ended June 30, 2004 and 2003.  International revenues during the three months ended June 30, 2004 consisted entirely of sales to customers in Asia.  The increase in the percentage of net revenues from Asia was partially offset by a decrease in net revenues from Europe, which comprised 11% of net revenues in the prior year.  Net revenues from international sales represented 71% and 68% of net revenues for the six months ended June 30, 2004 and 2003, and were primarily the result of sales to Asia, which comprised 69% and 57% of total net revenues.

Gross Margin.  Gross margin increased slightly to 54.4% for the three months ended June 30, 2004, from 54.3% for the same period in 2003.  Gross margin increased to 55.5% for the six months ended June 30, 2004, from 54.6 % for the same period in 2003.  Gross margins increased due to an increase in the number of systems manufactured, which resulted in higher manufacturing utilization and decreased labor and overhead per system sold, and increased revenue from our YieldPilot product line.  This increase was offset by lower gross margins on sales of our AXi Series and NSX Series product lines due to an increase in the number of systems sold that included automated material handling subsystem options, which have lower gross margins than our core inspection systems, and lower margins on revenues from the first VersaScope systems due to the higher costs of the initial systems manufactured.  In addition, we have experienced pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs.  Selling, general and administrative expenses were $5.4 million and $10.6 million for the three and six months ended June 30, 2004, compared to $3.2 million and $6.4 million for the same periods in 2003.  Selling, general and administrative expenses as a percentage of net revenues were 27.2% and 29.2% for the three and six months ended June 30, 2004, compared to 41.4% and 44.9% of net revenues for the same periods in 2003.  The increase in expense dollars was primarily the result of increased variable costs associated with the increased level of revenues, employee compensation costs, including salaries related to the hiring of additional field service and sales personnel to support the increased revenues and our direct sales and service office in Korea, which opened in February 2004, and expenses associated with the ongoing operations of two acquisitions completed during the second and third quarters of 2003.  The quarterly selling, general and administrative expense dollars are expected to increase in the third quarter of 2004, as compared to the first quarter, primarily as a result of variable expenses associated with the expected higher level of revenues, and increased headcount to support the increased revenues and further develop our organization to meet increased customer demands.  However, selling, general and administrative expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in selling, general and administrative expenses.

Research and Development Expenses.  Research and development expenses consist primarily of employee salaries and related benefits and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses were $3.3 million and $6.2 million for the three and six months ended June 30, 2004, compared to $2.4 million and $5.2 million for the same periods in 2003.  Research and development expenses as a percentage of net revenues were 16.7% and 17.1% for the three and six months ended June 30, 2004, compared to 31.4% and 36.3% for the same periods in 2003.  The increase in expense dollars was primarily due to employee compensation and related benefits associated with the hiring of additional staff and an increase in the use of outside contractors to complete certain stages of development of the B20 back-side inspection option and VersaScope, and further enhancements to both the NSX Series and AXi Series.  In addition, expenses increased due to two acquisitions completed during the second and third quarters of 2003.  We anticipate that research and development expenses, both in dollars and as a percentage of revenues, will increase in the third quarter of 2004, as compared to the second quarter of 2004 due to development projects related to the continued expansion of our business in the front-end of the wafer manufacturing process and expansion of our suite of software solutions.

Interest Income.  Interest income was $189,000 and $390,000 for the three and six months ended June 30, 2004, compared to $78,000 and $176,000 for the same periods in 2003.  The increase in interest income was primarily due to an increase in overall investment balances, as a result of the proceeds received from a follow-on public offering of our Common Stock that was completed on September 23, 2003 and the underwriters’ exercise of the over-allotment option on October 21, 2003 (the “Offering”).

Income Taxes.  As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at June 30, 2004.  As a result, we did not reflect a provision for income taxes during the three and six months ended June 30, 2003, and have recorded a provision for income taxes of $100,000 during the three and six months ended June 30, 2004, primarily to reflect alternative minimum tax owed on our pretax income.   Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  We expect to record a similar provision for income taxes during the second half of 2004.  As of December 31, 2003 the valuation allowance was $7.5 million.

Liquidity and Capital Resources

During the six months ended June 30, 2004, working capital increased to $71.2 million as compared to $62.8 million at December 31, 2003.  The increase was primarily due to an increase in both accounts receivable and inventories.  At June 30, 2004 our principal sources of liquidity consisted of cash, cash equivalents and marketable debt securities of $52.5 million.  We have no outstanding debt at June 30, 2004.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Our accounts receivable increased $11.1 million from December 31, 2003 to June 30, 2004.  Our days sales outstanding (“DSO”) during the three months ended June 30, 2004 was 59 days.  This compares to a DSO of 41 days in the first quarter of 2004.  Due to the high mix of international revenues during a given quarter, which generally require a longer time for collection, we believe our DSO will be between 60 and 70 days in future quarters.

Inventories. Inventories increased $7.0 million from December 31, 2003 to June 30, 2004.  The increase is primarily due to the need to support new product introductions, increased backlog and increased demonstration equipment at customers under evaluation.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders increased $2.8 million from December 31, 2003 to June 30, 2004, primarily due to shipments of newer models of our NSX Series that have not yet qualified for revenue recognition. We anticipate that a portion of this inventory will be recognized as revenue during the third quarter of 2004.  We anticipate that this inventory will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the first six months of 2004 were $2.5 million, consisting primarily of the capitalization of finished goods used to support our engineering, sales and service efforts.  Our total capital expenditures are expected to be between $4.0 million and $5.0 million in 2004 as we expand the use of internal test and development equipment and facilities to meet increased customer demand.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2004 was $10.7 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net income and increased accounts payable and customer deposits.  Net cash provided by investing activities was $308,000, primarily due to $2.9 million of net proceeds from sales of marketable securities and partially offset by $2.5 million for purchases of property and equipment.  Net cash provided by financing activities was $2.0 million from the proceeds received from issuances of common stock.   We currently expect to generate cash flow from operating activities during the second half of 2004.  Cash flows used in investing activities will include the $2.1 million purchase price for the DMSVision software acquisition and capital expenditures to be between  $1.5 million and $2.5 million during the second half 2004.

Net cash provided by operating activities for the six months ended June 30, 2003 was $3.2 million, which resulted primarily from decreased accounts receivable and increased customer deposits and accounts payable partially offset by our net loss and increased inventory during the period.  Net cash used in investing activities was $3.8 million, primarily due to $1.8 million of net purchases of marketable securities, $1.4 million of cash paid to acquire STI and $588,000 for purchases of property and equipment.  Net cash provided by financing activities was $176,000 proceeds received from issuances of common stock.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of June 30, 2004, 88.2% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

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

PART II — OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company has fully settled the commercial litigation between the Company and Rudolph Technologies, Inc. (“Rudolph”).  On September 23, 2003, the Company and its subsidiary, Semiconductor Technologies & Instruments, Inc. (“STI”), filed a complaint against Rudolph and its subsidiary ISOA, Inc. (“ISOA”).  In the complaint, the Company and STI sought a declaratory judgment that the Company and STI were not using ISOA technology in their products.  STI also asserted a claim for breach of contract to recover amounts STI paid to ISOA in connection with a joint development agreement between STI and ISOA.  Rudolph and ISOA filed an answer and counterclaim, denying the allegations set forth in the complaint and claiming that ISOA was entitled to damages for STI’s alleged breach of the joint development agreement.  ISOA also sought a declaratory judgment that STI and/or the Company were wrongfully using ISOA’s technology without compensating ISOA and that ISOA was entitled to royalty payments for use of its technology.

The Company acquired STI from ASTI Holdings, Ltd. (“ASTI”) in April 2003.  In connection with the acquisition, ASTI agreed to indemnify the Company for claims relating to STI’s dispute with Rudolph and ISOA, up to a maximum value of $670,000.  To secure ASTI’s performance of ASTI’s indemnification obligations, ASTI and August created an escrow.

On July 22, 2004, the Company, STI, Rudolph, ISOA agreed to settle all claims between the parties.  Under the terms of the confidential settlement, ASTI will make a one-time payment out of the escrow to Rudolph in the amount of $502,500.  The Company, STI, Rudolph and ISOA agreed to release any and all claims against each other relating to the joint development agreement and to dismiss all claims asserted in the litigation with prejudice.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2004 and May 19, 2004, the Company sold an aggregate of 9,375 shares of common stock at $1.20 per share upon the exercise of warrants by two holders.  The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

Item 4.                                   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 28, 2004 at the Company’s world headquarters at 4900 West 78th Street, Bloomington, Minnesota.  Of the 17,695,930 shares of Common Stock outstanding as of March 4, 2004 (the record date),  16,105,956 shares (91%) were present or represented by proxy at the meeting.

1.               The shareholders approved the Board of Director’s recommendation for setting the number of directorships at five.  This proposal received 15,998,581 votes for and 82,186 votes against, with 25,189 votes abstaining.

2.               The shareholders elected Jeff L. O’Dell and Michael W. Wright as Class I Directors, pursuant to the following votes:

	Votes For	Votes Withheld

Jeff L. O’Dell	15,404,397	701,559

Michael W. Wright	15,644,174	461,782

The terms of Linda Whitman, as a Class II director and James A, Bernards and Roger E. Gower as Class III directors of the Company, were not subject to reelection at this meeting and thus their terms continued after the meeting.

3.               The shareholders approved an amendment to the Company’s Restated 1997 Stock Incentive Plan (the “Plan) to increase the number of shares of Common Stock reserved for issuance from 3,050,000 to 4,250,000 shares.  In addition, the amendment added restricted stock awards, performance awards, and stock appreciation rights to the incentives offered under the Plan.  This proposal received 9,888,302 votes for and 2,611,455 votes against, with 3,606,199 votes abstaining.

4.               The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the 2004 fiscal year.  This proposal received 16,015,829 votes for and 61,539 votes against, with 28,588 votes abstaining.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

The exhibits listed on the Exhibit Index are filed herewith.

(b)                                 Reports on Form 8-K:

Current Report on Form 8-K dated April 28, 2004 and furnished April 28, 2004, was furnished pursuant to Item 9 (Regulation FD Disclosure) in satisfaction of Item 12 (Disclosure of Results of Operations and Financial Condition) to report the press release announcing the Company’s first quarter 2004 financial results.

Current Report on Form 8-K dated May 12, 2004 and filed May 13, 2004, was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) to report the adoption of a trading plan under Rule10b5-1 by a director of the Company.

Current Report on Form 8-K dated June 23, 2004 and filed June 24, 2004, was filed pursuant to Item 5 (Other Events) to report the entering of a purchase agreement with Inspex Inc. for the purchase of certain assets used by Inspex Inc. in connection with its DMSVision software.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: August 3, 2004	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2004	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2004	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and
Vice President, Finance
(Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
June 30, 2004

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1	Fifth Amendment to Lease Agreement between the Company and 4900 West 78th Street Bloomington Associates, LLC dated May 27, 2004

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002