Form 10-Q
period 2004-09-30
AUGUST TECHNOLOGY CORP
filed 2004-11-02
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 17,810,778 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$3,432	$10,027
Short-term marketable debt securities	42,060	43,528
Accounts receivable, net	11,315	4,094
Inventories	20,135	11,651
Inventories at customers under purchase orders	4,741	2,293
Prepaid expenses and other current assets	2,011	1,631
Total current assets	83,694	73,224

Property and equipment, net	6,449	3,141
Long-term marketable debt securities	5,362	10,295
Purchased technology, net	3,314	1,179
Goodwill	498	498
Other assets	515	610
Total assets	$99,832	$88,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,461	$5,409
Accrued compensation	2,431	1,146
Accrued liabilities	1,778	1,414
Customer deposits and deferred revenue	7,489	2,436
Total current liabilities	18,159	10,405

Other non-current liabilities	82	65
Total liabilities	18,241	10,470

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 17,804,696 and 17,382,538 shares issued and outstanding, respectively	90,090	88,086
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	(12)	(49)
Accumulated deficit	(8,404)	(9,578)
Accumulated other comprehensive income (loss)	(83)	18
Total shareholders’ equity	81,591	78,477
Total liabilities and shareholders’ equity	$99,832	$88,947

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenues	$15,516	$11,685	$51,771	$26,005
Cost of revenues	8,187	5,100	24,304	11,603
Gross profit	7,329	6,585	27,467	14,402

Selling, general and administrative expenses	6,202	3,808	16,781	10,228
Research and development expenses	3,822	2,595	10,052	7,797
Operating income (loss)	(2,695)	182	634	(3,623)

Interest income	204	71	594	247
Other income	46	—	46	—

Income (loss) before provision for income taxes	(2,445)	253	1,274	(3,376)
Provision for income taxes	—	—	100	—
Net income (loss)	$(2,445)	$253	$1,174	$(3,376)

Net income (loss) per share:
Basic	$(0.14)	$0.02	$0.07	$(0.25)
Diluted	$(0.14)	$0.02	$0.06	$(0.25)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,174	$(3,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,890	1,368
Provision for doubtful accounts	115	134
Amortization of deferred compensation related to stock options	40	45
Changes in operating assets and liabilities, net of affects of acquisitions:
Accounts receivable	(7,213)	1,829
Inventories	(8,484)	(967)
Inventories at customers under purchase orders	(2,448)	(746)
Prepaid expenses and other current assets	(397)	(141)
Accounts payable	1,052	1,696
Accrued compensation	1,285	745
Accrued liabilities	304	572
Customer deposits and deferred revenue	4,804	919
Net cash provided by (used in) operating activities	(7,878)	2,078

Cash flows from investing activities:
Purchases of marketable securities	(166,391)	(62,539)
Maturities of marketable securities	172,710	29,161
Purchases of property and equipment	(4,703)	(739)
Cash paid for acquisitions	(2,300)	(1,485)
Investments in other assets	(14)	—
Net cash used in investing activities	(698)	(35,602)

Cash flows from financing activities:
Net proceeds from follow on common stock offering	—	36,122
Net proceeds from issuances of common stock to employees	2,001	604
Net cash provided by financing activities	2,001	36,726

Effect of exchange rates on cash and cash equivalents	(20)	—

Net increase (decrease) in cash and cash equivalents	(6,595)	3,202
Cash and cash equivalents at beginning of period	10,027	1,895
Cash and cash equivalents at end of period	$3,432	$5,097

Supplemental cash flow information:
Cash refunds (payments) of income taxes, net	$(83)	$227
Common stock issued for acquisitions	$—	$2,160

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003.  The results of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004.

The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Note 2 – Business Combination

On July 27, 2004, the Company purchased certain assets relating to the DMSVision software division (“DMS”) of Inspex, Inc.  The purchase was made pursuant to an Asset Purchase Agreement between the Company and Inspex, Inc. dated June 23, 2004.  DMS develops and markets product characterization software solutions that allow customers to collect and analyze process information from a broad range of applications.  The total consideration paid for DMS, including direct acquisition costs, was $2,288.  In addition, the Company may owe additional future consideration based on new orders for DMS software licenses received in the twelve months after the purchase (See note 9).

The allocation of the purchase price to the net assets acquired and liabilities assumed based upon their estimated fair market values was as follows:

Accounts receivable	$123
Purchased technology	2,435
Accrued liabilities	(21)
Deferred revenue	(249)
$2,288

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and DMS as if the acquisition occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense.  The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or the results that may be obtained in the future.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Revenues	$15,590	$12,095	$52,289	$27,387
Net income (loss)	(2,587)	(99)	179	(4,280)

Net income (loss) per share:
Basic	$(0.15)	$(0.01)	$0.01	$(0.32)
Diluted	(0.15)	(0.01)	0.01	(0.32)

Note 3 – Marketable Securities

The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$13,196	$1	$(31)	$13,166
Municipal bonds	34,270	1	(15)	34,256
	$47,466	$2	$(46)	$47,422

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$12,484	$35	$(2)	$12,517
Municipal bonds	41,301	7	(2)	41,306
	$53,785	$42	$(4)	$53,823

The maturities of available-for-sale marketable debt securities were as follows:

	September 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$42,092	$42,060	$43,524	$43,528
Due after one year through three years	5,374	5,362	10,261	10,295
	$47,466	$47,422	$53,785	$53,823

Net realized gains and losses were not material for the nine months ended September 30, 2004 and the year ended December 31, 2003.

Note 4 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2004	December 31, 2003

Billed receivables	$10,246	$3,837
Unbilled revenue	1,739	812
	11,985	4,649
Allowance for doubtful accounts	(670)	(555)
Accounts receivable, net	$11,315	$4,094

Note 5 – Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003

Raw materials	$6,859	$4,645
Work in process	4,640	2,305
Demonstration equipment	4,554	1,603
Finished goods	4,082	3,098
Inventories	$20,135	$11,651

Note 6 – Purchased Technology

As of September 30, 2004, purchased technology was $3,865 and related accumulated amortization of $551.  Purchased technology is amortized on a straight-line basis over an estimated useful life of four years.  Amortization expense for the three months ended September 30, 2004 and 2003 was $187 and $84, respectively.  Amortization expense for the nine months ended September 30, 2004 and 2003 was $361 and $103, respectively.  Assuming no change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2004 is $648 and for each of the next four years is $953, $953, $761 and $304.

Note 7 – Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

	September 30, 2004	December 31, 2003

Currency translation adjustments	$(39)	$(20)
Net unrealized gain (loss) on marketable securities	(44)	38
Accumulated other comprehensive income (loss)	$(83)	$18

Note 8 – Shareholders’ Equity

Changes in shareholders’ equity during the nine months ended September 30, 2004 were as follows:

Shareholders’ equity balance at December 31, 2003	$78,477
Net income	1,174
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(19)
Net unrealized loss on marketable debt securities	(82)
Comprehensive income	1,073
Issuances of common stock in conjunction with:
Exercises of employee stock options and warrants	1,864
Employee stock purchase plan	137
Amortization of deferred compensation related to stock options	40
Shareholders’ equity balance at September 30, 2004	$81,591

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

Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$(2,445)	$253	$1,174	$(3,376)

Weighted average common shares:
Basic	17,803	13,844	17,735	13,451
Effect of dilutive stock options and warrants	—	734	610	—
Diluted	17,803	14,578	18,345	13,451

Net income (loss) per share:
Basic	$(0.14)	$0.02	$0.07	$(0.25)
Diluted	$(0.14)	$0.02	$0.06	$(0.25)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net income (loss) per share would have been anti-dilutive for the three months ended September 30, 2004 and 2003 were 1,710 and 517, respectively, and for the nine months ended September 30, 2004 and 2003 were 296 and 1,887, respectively.

Stock-based Compensation

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation.  The exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized in the consolidated statements of operations.

The estimated per share weighted average fair value of all stock options granted during the three months ended September 30, 2004 and 2003 was $6.01 and $6.11, respectively, and for the nine months ended September 30, 2004 and 2003 was $8.10 and $3.82, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expected life	4.7 years	5.9 years	4.5 years	5.6 years
Risk free interest rate	3.0%	3.2%	2.9%	3.0%
Volatility	73.8%	75.1%	74.0%	75.1%
Dividend yield	—	—	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(2,445)	$253	$1,174	$(3,376)
Stock-based employee compensation expense determined under fair value based method for all awards	(629)	(377)	(2,303)	(1,053)
Net income (loss), pro forma	$(3,074)	$(124)	$(1,129)	$(4,429)

Net income (loss) per share:
As reported:
Basic	$(0.14)	$0.02	$0.07	$(0.25)
Diluted	$(0.14)	$0.02	$0.06	$(0.25)

Pro forma:
Basic	$(0.17)	$(0.01)	$(0.06)	$(0.33)
Diluted	$(0.17)	$(0.01)	$(0.06)	$(0.33)

Note 9 – Commitments and Contingencies

Warranties

The Company provides warranty coverage for its systems for a period of one year, including parts and labor necessary to repair the systems during the warranty period.  The estimated warranty cost is based on our historical experience rate of incurred expenses to corresponding system revenues.

The following table summarizes the activity related to the warranty liability during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Accrual at beginning of year	$239	$111
Warranties issued	955	267
Costs incurred	(553)	(148)
Accrual at end of period	$641	$230

Contingent Consideration

In connection with the acquisition of DMS, the Company is subject to certain contingent consideration arrangements at September 30, 2004.  This arrangement is based upon new orders for DMS software licenses received in the twelve months after the purchase.  The payment of the contingency will result in an increase in the allocation of purchase price to purchased technology.  As a result, amortization expense related to this asset will increase.  Amounts paid under this arrangement are not expected to have a material effect on the Company’s financial condition or results of operations.  The Company currently estimates the total contingent consideration to be paid will be between $250 and $750.

Note 10 – Geographic, Product Line and Significant Customer Information

All of the Company’s tangible long-lived assets are located in the United States, except for a small amount of property and equipment in Taiwan.  The Company derives revenues from shipments to customers outside of the United States.  The percentage of net revenues by geographical region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
United States	21%	17%	27%	25%
Asia	68%	72%	69%	64%
Europe	11%	11%	4%	11%
	100%	100%	100%	100%

The percentage of net revenues by major product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
NSX Series	39%	36%	50%	53%
All Surface Modules	40%	14%	25%	6%
3Di Series	4%	25%	7%	16%
Other	17%	25%	18%	25%
	100%	100%	100%	100%

The percentage of net revenues derived from major customers, which include distributors, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Customer A	29%	15%	19%	7%
Customer B	11%	4%	10%	2%
Customer C	10%	1%	9%	5%
Customer D	1%	20%	5%	12%
Customer E	4%	18%	5%	16%
Customer F	—	8%	2%	16%
	55%	66%	50%	58%

Note 13 – Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of the Statement.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.  For the nine months ended September 30, 2004, there were no changes to these critical accounting policies.

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

In addition to internal development, we look to expand through strategic acquisitions of complementary products and technologies. In April 2003 we completed the acquisition of Semiconductor Technologies & Instruments, Inc. (“STI”), enhancing our probe mark inspection and metrology capabilities. In July 2003 we acquired the assets of Counterpoint Solutions, Inc. (“CSI”), including the design for the VersaScope a defect review system for advanced microscope-based imaging and analysis.  The VersaScope provides us the ability to serve our customers earlier in their device development process and to more quickly analyze defects and understand their manufacturing process once they initiate high volume production.  In July 2004 we acquired certain assets of the DMSVision software division of Inspex, Inc.  We plan to use the DMSVision software to further expand and enhance our current defect analysis software offerings.

Our business is subject to the highly cyclical nature of the microelectronic device manufacturing markets we serve. These cycles are caused by significant, and often rapid, fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. As a result of these fluctuations, our quarterly orders and revenues have fluctuated dramatically.  After a three year industry downturn we began to experience signs of an industry recovery during the second half of 2003 and continued through the first half of 2004.  This resulted in a significant increase in the level of orders and revenues during this period, and a record level of backlog at June 30, 2004.  In response to the increased activity level we added additional staff in all functional areas and increased our manufacturing levels.  Near the end of the third quarter of 2004, as a result of a slowdown in the microelectronic device manufacturing market, we encountered a slowdown in the rate of orders being received, and a delay in shipments of certain systems under previously received orders.  This resulted in a sequential decrease in quarterly revenues and a lower level of orders in backlog, as compared to the end of the second quarter.  Although we currently believe this slowdown may only be temporary in nature.  We have implemented cost cutting initiatives during the fourth quarter of 2004.  These initiatives include staffing reductions, a freeze on new hires, reductions in management compensation, cuts in discretionary spending and mandatory time-off for employees (the “Cost Cutting Initiatives”).

Management focuses on several key financial metrics in evaluating our financial condition and operating performance.  Although we do not believe backlog is always a meaningful or accurate indication of future revenues and performance, since only a portion of our revenues for any quarter include systems that were in backlog as of the beginning of that quarter, we do closely monitor the level of orders both geographically and by product line and in relation to the level of revenues, referred to as the book-to-bill ratio.  During the third quarter of 2004 our book-to-bill ratio was below parity for the first time in nine consecutive quarters.  A book-to-bill ratio greater than parity indicates a growing level of backlog.  In addition to monitoring our level of orders and backlog, we focus on revenues by product family compared to prior-period and current-year plans, year-over-year revenue growth compared to the overall semiconductor equipment industry, operating profit or loss performance compared with prior-period and current-year plans and the level of operating cash flow.

Future quarterly and annual results will continue to be impacted by fluctuations in supply and demand of microelectronic devices, the timing of new product announcements and releases by us or our competitors, market acceptance of new or enhanced versions of our products, changes in the pricing of our products and the timing and level of our research and development expenditures.  We cannot predict the sustainability or depth of these fluctuations and their impact on our business, and/or the overall industry’s rate of growth. If we are unable to effectively manage our resources and production capacity during an industry cycle, there could be a material adverse effect on our business, financial condition and results of operations.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.8	43.6	46.9	44.6
Gross profit	47.2	56.4	53.1	55.4

Selling, general and administrative expenses	40.0	32.6	32.4	39.4
Research and development expenses	24.6	22.2	19.4	30.0
Operating income (loss)	(17.4)	1.6	1.3	(14.0)

Interest income	1.3	0.6	1.1	1.0
Other income	0.3	—	0.1	—

Net income (loss) before provision for income taxes	(15.8)	2.2	2.5	(13.0)
Provision for income taxes	—	—	0.2	—
Net income (loss)	(15.8)%	2.2%	2.3%	(13.0)%

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Net Revenues.  Net revenues increased $3.8 million, or 32.8%, to $15.5 million for the three months ended September 30, 2004, from $11.7 million for the same period in 2003.  Net revenues increased $25.8 million, or 99.1%, to $51.8 million for the nine months ended September 30, 2004, from $26.0 million for the same period in 2003.  The increase in net revenues was primarily due to increased sales of higher throughput NSX Series systems installed in a broader array of wafer and device fabrication processes and sales related to the AXi Series, for which we began to recognize revenue during the third quarter of 2003.  Revenues from these product lines increased primarily as a result of higher sales of systems into the front end of the wafer fabrication process and an overall increase in demand due to the industry recovery that began in the second half of 2003 and continued through the first half of 2004.  Revenues are expected to be relatively flat, as compared to third quarter, due to the industry slowdown described above.

Net revenues from international sales represented 79% and 83% of total net revenues for the three months ended September 30, 2004 and 2003.  International revenues during these periods were primarily the result of sales to Asia, which comprised 68% and 72% of total net revenues, respectively.  Net revenues from international sales represented 73% and 75% of net revenues for the nine months ended September 30, 2004 and 2003, and were primarily the result of sales to Asia, which comprised 69% and 64% of total net revenues.

Gross Margin.  Gross margin decreased to 47.2% for the three months ended September 30, 2004, from 56.4% for the same period in 2003.  Gross margin decreased to 53.1% for the nine months ended September 30, 2004, from 55.4% for the same period in 2003.  Gross margins decreased primarily as a result of the write-off of inventory related to the WAV Series product line, as the WAV’s functionality is being integrated into the NSX Series product line.  This write-off caused margins to decrease by 5.6 and 1.6 percentage points, during the three and nine months ended September 30, 2004, respectively.  Gross margins in the third quarter of 2004 were also negatively impacted by 1.7 percentage points due to under-absorption of fixed overhead costs due to a decrease in the number of systems manufactured.  The remaining decrease is due to lower gross margins on sales of our AXi Series and NSX Series product lines due to an increase in the number of systems sold that included higher cost automated material handling subsystem options.  In addition, we have experienced pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.  These decreases were offset by increased revenue from our YieldPilot product line.  We expect future gross margins to be between 53% and 56%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs.  Selling, general and administrative expenses were $6.2 million and $16.8 million for the three and nine months ended September 30, 2004, compared to $3.8 million and $10.2 million for the same periods in 2003.  Selling, general and administrative expenses as a percentage of net revenues were 40.0% and 32.4% for the three and nine months ended September 30, 2004, compared to 32.6% and 39.4% of net revenues for the same periods in 2003.  The increase in expense dollars was primarily the result of costs associated with both new hires and contractors in our field service and sales groups to support increased revenues and our direct sales and service office in South Korea, which opened in February 2004, and expenses associated with the ongoing operations of three acquisitions completed subsequent to the first quarter of 2003.  The quarterly selling, general and administrative expense dollars, and as a percentage of revenues, are expected to decrease in the fourth quarter of 2004, as compared to the third quarter of 2004, primarily as a result of the Cost Cutting Initiatives.

Research and Development Expenses.  Research and development expenses consist primarily of employee salaries and related benefits and consulting fees for individuals engaged in the research, design and development of new products.  Research and development expenses were $3.8 million and $10.1 million for the three and nine months ended September 30, 2004, compared to $2.6 million and $7.8 million for the same periods in 2003.  Research and development expenses as a percentage of net revenues were 24.6% and 19.4% for the three and nine months ended September 30, 2004, compared to 22.2% and 30.0% for the same periods in 2003.  The increase in expense dollars was primarily due to employee compensation and related benefits associated with the hiring of additional staff and an increase in the use of outside contractors to complete certain stages of development of the E20 edge and B20 back-side inspection options and VersaScope, and further enhancements to both the NSX Series and AXi Series.  In addition, expenses increased due to three acquisitions completed subsequent to the first quarter of 2003.  The savings from the Cost Cutting Initiatives will be offset by our commitment to continuing to invest in the continued expansion of our business in the front-end of the wafer manufacturing process and expansion of our suite of software solutions.  As a result, we currently anticipate that research and development expenses, both in dollars and as a percentage of revenues, will remain relatively flat in the fourth quarter of 2004, as compared to the third quarter of 2004.

Interest Income.  Interest income was $204,000 and $594,000 for the three and nine months ended September 30, 2004, compared to $71,000 and $247,000 for the same periods in 2003.  The increase in interest income was primarily due to an increase in overall investment balances, as a result of the proceeds received from a follow-on public offering of our Common Stock that was completed on September 23, 2003 and the underwriters’ exercise of the over-allotment option on October 21, 2003 (the “Offering”).

Income Taxes.  As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at September 30, 2004.  As a result, we did not reflect a provision for income taxes during 2003, and have recorded a provision for income taxes of $100,000 for the nine months ended September 30, 2004, primarily to reflect foreign income tax owed and state registration fees.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  We do not expect to record a provision for income taxes during the fourth quarter of 2004.  As of December 31, 2003 the valuation allowance was $7.5 million.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, working capital increased to $65.5 million as compared to $62.8 million at December 31, 2003.  The increase was primarily due to an increase in both accounts receivable and inventories, partially offset by an increase in customer deposits and deferred revenues.  At September 30, 2004 our principal sources of liquidity consisted of cash, cash equivalents and marketable debt securities of $50.9 million.  During the next twelve months the Company intends on utilizing these funds for operations, specifically to enhance its position in the front-end wafer fabrication process.  We have no outstanding debt at September 30, 2004.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Our accounts receivable increased $7.2 million from December 31, 2003 to September 30, 2004.  Our days sales outstanding (“DSO”) during the three months ended September 30, 2004 was 79 days.  This compares to a DSO of 59 days in the second quarter of 2004.  The increase in the DSO during the third quarter is primarily due to the high mix of international revenues during current and prior quarters, which generally require a longer time for collection.  This increase has resulted in a use of cash of $7.2 million during the nine months ended September 30, 2004, as the Company has funded shipments for increased revenues prior to receiving payments from customers.  We believe our DSO will be between 60 and 70 days in future quarters.

Inventories.  Inventories increased $8.5 million from December 31, 2003 to September 30, 2004.  The increase is primarily due to the need to support new product introductions, increased backlog and increased demonstration equipment at customers under evaluation.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders increased $2.4 million from December 31, 2003 to September 30, 2004, primarily due to shipments of newer models of our NSX Series that have not yet qualified for revenue recognition. We anticipate that a portion of this inventory will be recognized as revenue during the fourth quarter of 2004.  We anticipate that this inventory will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the first nine months of 2004 were $4.7 million, consisting primarily of the capitalization of finished goods that have been transferred to engineering for test and characterization, to customer service for training and to sales for customer application studies.  This equipment is expected to be utilized for these purposes for its estimated life, generally three years.  Our total capital expenditures, including the capitalization of finished goods, are expected to be between $5.0 million and $5.5 million in 2004, as we continue to expand the use of internal test and development equipment and facilities to meet customer demand and better serve our customers.

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

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2004 was $7.9 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net income and increased customer deposits and deferred revenues.  Net cash used in investing activities was $698,000, primarily due to $4.7 million used for purchases of property and equipment and $2.3 million used for the purchase of the DMSVision division of Inspex, partially offset by $6.3 million of net proceeds from sales of marketable securities.  Net cash provided by financing activities was $2.0 million from the proceeds received from issuances of common stock, primarily related to exercises of stock options by employees.  We currently do not expect to generate cash flow from operating activities during the remainder of 2004.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We believe that we have no variable interest entities and, therefore, FIN 46R did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For us, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  We currently do not have any financial instruments that are within the scope of the Statement and, therefore, SFAS 150 did not have an effect on our consolidated financial statements.

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of September 30, 2004, 88.7% of the Investment Portfolio consisted of government securities and corporate commercial paper and bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

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

PART II – OTHER INFORMATION

Item 6.            Exhibits

The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: November 1, 2004	By:	/s/ DAVID L. KLENK
David L. Klenk
President and Chief Operating Officer
(Acting Principal Executive Officer)

Date: November 1, 2004	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2004	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and
Vice President, Finance
(Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
September 30, 2004

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Acting Principal Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002