Form 10-Q/A
period 2004-09-30
AUGUST TECHNOLOGY CORP
filed 2004-11-03
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,174	$(3,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,890	1,368
Provision for doubtful accounts	115	134
Amortization of deferred compensation related to stock options	37	43
Issuances of stock options to nonemployees	3	2
Changes in operating assets and liabilities, net of affects of acquisitions:
Accounts receivable	(7,213)	1,829
Inventories	(8,484)	(967)
Inventories at customers under purchase orders	(2,448)	(746)
Prepaid expenses and other current assets	(397)	(141)
Accounts payable	1,052	1,696
Accrued compensation	1,285	745
Accrued liabilities	304	572
Customer deposits and deferred revenue	4,804	919
Net cash provided by (used in) operating activities	(7,878)	2,078

Cash flows from investing activities:
Purchases of marketable securities	(166,391)	(62,539)
Maturities of marketable securities	172,710	29,161
Purchases of property and equipment	(4,703)	(739)
Cash paid for acquisitions	(2,300)	(1,485)
Investments in other assets	(14)	—
Net cash used in investing activities	(698)	(35,602)

Cash flows from financing activities:
Net proceeds from follow on common stock offering	—	36,122
Net proceeds from issuances of common stock to employees	2,001	604
Net cash provided by financing activities	2,001	36,726

Effect of exchange rates on cash and cash equivalents	(20)	—

Net increase (decrease) in cash and cash equivalents	(6,595)	3,202
Cash and cash equivalents at beginning of period	10,027	1,895
Cash and cash equivalents at end of period	$3,432	$5,097

Supplemental cash flow information:
Cash refunds (payments) of income taxes, net	$(83)	$227
Common stock issued for acquisitions	$—	$2,160

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

Note 3 – Marketable Debt Securities

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

Note 7 – Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

	September 30, 2004	December 31, 2003

Currency translation adjustments	$(39)	$(20)
Net unrealized gain (loss) on marketable securities	(44)	38
Accumulated other comprehensive income (loss)	$(83)	$18

Note 8 – Shareholders’ Equity

Changes in shareholders’ equity during the nine months ended September 30, 2004 were as follows:

Shareholders’ equity balance at December 31, 2003	$78,477
Net income	1,174
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(19)
Net unrealized loss on marketable debt securities	(82)
Comprehensive income	1,073
Issuances of common stock in conjunction with:
Exercises of employee stock options and warrants	1,864
Employee stock purchase plan	137
Amortization of deferred compensation related to stock options	37
Issuances of stock options to nonemployees	3
Shareholders’ equity balance at September 30, 2004	$81,591

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

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(2,445)	$253	$1,174	$(3,376)
Stock-based employee compensation expense determined under fair value based method for all awards	(629)	(377)	(2,303)	(1,053)
Net loss, pro forma	$(3,074)	$(124)	$(1,129)	$(4,429)

Net income (loss) per share:
As reported:
Basic	$(0.14)	$0.02	$0.07	$(0.25)
Diluted	$(0.14)	$0.02	$0.06	$(0.25)

Pro forma:
Basic	$(0.17)	$(0.01)	$(0.06)	$(0.33)
Diluted	$(0.17)	$(0.01)	$(0.06)	$(0.33)

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

Contingent Consideration

In connection with the acquisition of DMS, the Company is subject to certain contingent consideration arrangements at September 30, 2004.  This arrangement is based upon new orders for DMS software licenses received in the twelve months after the purchase.  The payment of the contingency will result in an increase in the allocation of purchase price to purchased technology.  As a result, amortization expense related to this asset will increase.  Amounts paid under this arrangement are not expected to have a material effect on the Company’s consolidated financial condition or results of operations.  The Company currently estimates the total contingent consideration to be paid will be between $250 and $750.

Legal Proceedings

The Company fully settled the commercial litigation between the Company and Rudolph Technologies, Inc. (“Rudolph”).  On September 23, 2003, the Company and its subsidiary, Semiconductor Technologies & Instruments, Inc. (“STI”), filed a complaint against Rudolph and its subsidiary ISOA, Inc. (“ISOA”).  In the complaint, the Company and STI sought a declaratory judgment that the Company and STI were not using ISOA technology in their products.  STI also asserted a claim for breach of contract to recover amounts STI paid to ISOA in connection with a joint development agreement between STI and ISOA.  Rudolph and ISOA filed an answer and counterclaim, denying the allegations set forth in the complaint and claiming that ISOA was entitled to damages for STI’s alleged breach of the joint development agreement.  ISOA also sought a declaratory judgment that STI and/or the Company were wrongfully using ISOA’s technology without compensating ISOA and that ISOA was entitled to royalty payments for use of its technology.

The Company acquired STI from ASTI Holdings, Ltd. (“ASTI”) in April 2003.  In connection with the acquisition, ASTI agreed to indemnify the Company for claims relating to STI’s dispute with Rudolph and ISOA, up to a maximum value of $670.  To secure ASTI’s performance of ASTI’s indemnification obligations, ASTI and August created an escrow.

On July 22, 2004, the Company, STI, Rudolph, ISOA agreed to settle all claims between the parties.  On August 6, 2004 the Company entered into a final settlement agreement with Rudolph.  Under the terms of the confidential settlement, ASTI made a one-time payment out of the escrow to Rudolph in the amount of $503.  The Company, STI, Rudolph and ISOA agreed to release any and all claims against each other relating to the joint development agreement and to dismiss all claims asserted in the litigation with prejudice.

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

Note 11 – Recently Issued Accounting Pronouncements

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

We recently introduced the AXi Series and the E20 and B20 inspection modules (collectively, the “All Surface Inspection System”) for advanced macro detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer’s surface.  We believe we are the first to offer all surface wafer inspection.  During 2004, we have made a significant investment supporting All Surface Inspection System demonstrations at many large semiconductor manufacturers, which allows these customers to evaluate the benefits these systems provide.  We expect these demonstrations will lead to increased revenues six to nine months after installation.

We complement this broad inspection capability with an expanding suite of software tools designed to enhance the speed and effectiveness of the process by which device manufacturers analyze defects, and make decisions regarding their manufacturing process to reduce or eliminate such defects.  We refer to this process as the “detection-to-decision” process.

In addition to internal development, we look to expand through strategic mergers and acquisitions of complementary products and technologies. In April 2003 we completed the acquisition of Semiconductor Technologies & Instruments, Inc. (“STI”), enhancing our probe mark inspection and metrology capabilities. In July 2003 we acquired the assets of Counterpoint Solutions, Inc. (“CSI”), including the design for the VersaScope a defect review system for advanced microscope-based imaging and analysis.  The VersaScope provides us the ability to serve our customers earlier in their device development process and to more quickly analyze defects and understand their manufacturing process once they initiate high volume production.  In July 2004 we acquired certain assets of the DMSVision software division of Inspex, Inc.  We plan to use the DMSVision software to further expand and enhance our current defect analysis software offerings.

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

Although we currently believe this slowdown may only be temporary in nature, we have implemented cost cutting initiatives during the fourth quarter of 2004.  These initiatives include staffing reductions, reductions in management compensation, cuts in discretionary spending and mandatory time-off for employees (the “Cost Cutting Initiatives”).  We expect the Cost Cutting Initiatives will result in a reduction in operating expenses of between 4% and 7% as compared to the third quarter of 2004.

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

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Net Revenues.  Net revenues increased $3.8 million, or 32.8%, to $15.5 million for the three months ended September 30, 2004, from $11.7 million for the same period in 2003.  Net revenues increased $25.8 million, or 99.1%, to $51.8 million for the nine months ended September 30, 2004, from $26.0 million for the same period in 2003.  The increase in net revenues was primarily due to increased sales of higher throughput NSX Series systems installed in a broader array of wafer and device fabrication processes and sales related to the AXi Series, for which we began to recognize revenue during the third quarter of 2003.  In addition, during the three months ended September 30, 2004, we recognized the first revenues from the E20 edge inspection modules.  Revenues from these product lines increased primarily as a result of higher sales of systems into the front end of the wafer fabrication process and an overall increase in demand due to the industry recovery that began in the second half of 2003 and continued through the first half of 2004.  Revenues are expected to be relatively flat, as compared to third quarter of 2004, due to the industry slowdown described above.

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

Gross Margin.  Gross margin decreased to 47.2% for the three months ended September 30, 2004, from 56.4% for the same period in 2003.  Gross margin decreased to 53.1% for the nine months ended September 30, 2004, from 55.4% for the same period in 2003.  Gross margins decreased primarily as a result of the write-off of $870,000 of inventory related to the WAV Series product line, as the WAV’s functionality is being integrated into the NSX Series product line.  This write-off caused margins to decrease by 5.6 and 1.7 percentage points, during the three and nine months ended September 30, 2004, respectively.   Gross margins in the third quarter of 2004 were also negatively impacted by 1.7 percentage points due to under-absorption of fixed overhead costs due to a decrease in the number of systems manufactured.  The remaining decrease is due to lower gross margins on sales of our AXi Series and NSX Series product lines due to an increase in the number of systems sold that included higher cost automated material handling subsystem options that incorporate more third party supplied components.  In addition, we have experienced pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.  These decreases were offset by increased revenue from our YieldPilot product line.  We expect future gross margins to be between 53% and 56%.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and related benefits, travel expenses and occupancy related costs.  SG&A expenses were $6.2 million and $16.8 million for the three and nine months ended September 30, 2004, compared to $3.8 million and $10.2 million for the same periods in 2003.  SG&A expenses as a percentage of net revenues were 40.0% and 32.4% for the three and nine months ended September 30, 2004, compared to 32.6% and 39.4% of net revenues for the same periods in 2003.  The increase in expense dollars was primarily the result of costs associated with both new hires and contractors in our field service and sales groups to support increased revenues and customer demonstrations, and our direct sales and service office in South Korea, which opened in February 2004, and expenses associated with the ongoing operations of three acquisitions completed subsequent to the first quarter of 2003.  The quarterly SG&A expense dollars, and as a percentage of revenues, are expected to decrease in the fourth quarter of 2004, as compared to the third quarter of 2004, primarily as a result of the Cost Cutting Initiatives.

Research and Development Expenses.  Research and development (“R&D”) expenses consist primarily of employee salaries and related benefits and consulting fees for individuals engaged in the research, design and development of new products.  R&D expenses were $3.8 million and $10.1 million for the three and nine months ended September 30, 2004, compared to $2.6 million and $7.8 million for the same periods in 2003.  R&D expenses as a percentage of net revenues were 24.6% and 19.4% for the three and nine months ended September 30, 2004, compared to 22.2% and 30.0% for the same periods in 2003.  The increase in expense dollars was primarily due to employee compensation and related benefits associated with the hiring of additional staff and an increase in the use of outside contractors to complete certain stages of development of the E20 edge and B20 back-side inspection options and VersaScope, and further enhancements to both the NSX Series and AXi Series.  In addition, expenses increased due to three acquisitions completed subsequent to the first quarter of 2003.  The savings from the Cost Cutting Initiatives will be offset by our commitment to continuing to invest in the continued expansion of our business in the front-end of the wafer manufacturing process and expansion of our suite of software solutions.  As a result, we currently anticipate that research and development expenses, both in dollars and as a percentage of revenues, will remain relatively flat in the fourth quarter of 2004, as compared to the third quarter of 2004.

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

Liquidity and Capital Resources

At September 30, 2004 our principal sources of liquidity consisted of cash, cash equivalents and marketable debt securities of $50.9 million, compared to $63.9 million at December 31, 2003, a decrease of $13.0 million.  During the nine months ended September 30, 2004, working capital increased to $65.5 million as compared to $62.8 million at December 31, 2003.  The increase was primarily due to an increase in both accounts receivable and inventories, partially offset by an increase in customer deposits and deferred revenues.  During the next twelve months, and beyond, we intend to utilize our current sources of liquidity to fund operations, specifically to enhance our position in the front-end wafer fabrication process.  We have no outstanding debt at September 30, 2004.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Our accounts receivable increased $7.2 million from December 31, 2003 to September 30, 2004.  Our days sales outstanding (“DSO”) during the three months ended September 30, 2004 was 79 days.  This compares to a DSO of 59 days in the second quarter of 2004.  The increase in the DSO during the third quarter is primarily due to the high mix of international revenues during current and prior quarters, which generally require a longer time for collection.  This increase has resulted in a use of cash of $7.2 million during the nine months ended September 30, 2004, as we have funded shipments for increased revenues prior to receiving payments from customers.  We believe our DSO will be between 60 and 70 days in future quarters.

Inventories.  Inventories increased $8.5 million from December 31, 2003 to September 30, 2004.  The increase is primarily due to the need to support new product introductions, increased backlog and increased demonstration equipment at customers under evaluation, primarily in wafer processing applications.

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

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2004 was $7.9 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net income and increased customer deposits and deferred revenues.  Net cash used in investing activities was $698,000, primarily due to $4.7 million used for purchases of property and equipment and $2.3 million used for the purchase of the DMSVision division of Inspex, partially offset by $6.3 million of net proceeds from sales of marketable debt securities.  Net cash provided by financing activities was $2.0 million from the proceeds received from issuances of common stock, primarily related to exercises of stock options by employees.   We currently do not expect to generate cash flow from operating activities during the remainder of 2004.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $2.1 million, which resulted primarily from decreased accounts receivable and increased customer deposits and accounts payable partially offset by our net loss and increased inventory during the period.  Net cash used in investing activities was $35.6 million, primarily due to $33.4 million of net purchases of marketable debt securities resulting from the proceeds of the Offering, $1.4 million paid to acquire STI and $739,000 of purchases of property and equipment.  Net cash provided by financing activities was $36.7 million, including $36.1 million of net proceeds received from the Offering.

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

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s

Acting Principal Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

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

EXHIBIT INDEX TO FORM 10-Q/A

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