Form 10-Q
period 2005-03-31
AUGUST TECHNOLOGY CORP
filed 2005-05-10
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 000-30637

AUGUST TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1729485
(State of	(I.R.S. Employer
incorporation)	Identification No.)

4900 West 78th Street
Bloomington, MN	55435
(Address of principal executive offices)	(Zip Code)

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

    As of May 3, 2005, there were 17,980,484 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$11,518	$5,518
Short-term marketable debt securities	25,265	28,615
Accounts receivable, net	9,618	8,603
Inventories	20,948	20,131
Inventories at customers under purchase orders	3,791	3,993
Prepaid expenses and other current assets	1,954	2,306
Total current assets	73,094	69,166

Property and equipment, net	5,531	5,994
Long-term marketable debt securities	15,439	16,289
Purchased technology, net	3,355	3,703
Goodwill	498	498
Other assets	139	150
Total assets	$98,056	$95,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,975	$3,366
Accrued compensation	2,051	1,691
Other accrued liabilities	2,222	2,306
Customer deposits and deferred revenues	6,767	6,841
Total current liabilities	17,015	14,204

Other non-current liabilities	112	131
Total liabilities	17,127	14,335

Commitments and contingencies (note 8)	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 17,925,793 and 17,839,298 shares issued and outstanding, respectively	90,815	90,347
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(9,674)	(8,776)
Accumulated other comprehensive loss	(212)	(106)
Total shareholders’ equity	80,929	81,465
Total liabilities and shareholders’ equity	$98,056	$95,800

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues	$18,417	$16,400
Cost of revenues	8,359	7,058
Gross profit	10,058	9,342

Selling, general and administrative expenses	6,290	5,189
Research and development expenses	3,666	2,908
Operating income	102	1,245

Merger expenses	(1,234)	—
Interest income	289	201

Income (loss) before provision for income taxes	(843)	1,446
Provision for income taxes	55	—
Net income (loss)	$(898)	$1,446

Net income (loss) per share:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(898)	$1,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,039	518
Provision for doubtful accounts	(57)	46
Tax benefit from employee stock options	5	—
Deferred income taxes	3	—
Amortization of deferred compensation related to stock options	—	14
Changes in operating assets and liabilities:
Accounts receivable	(952)	(6,644)
Inventories	(671)	(3,835)
Inventories at customers under purchase orders	202	(2,291)
Prepaid expenses and other current assets	361	(601)
Accounts payable	2,609	1,978
Accrued compensation	356	503
Accrued liabilities	39	125
Customer deposits and deferred revenues	(74)	1,962
Net cash provided by (used in) operating activities	1,962	(6,779)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	22,415	53,872
Purchases of marketable debt securities	(18,354)	(53,218)
Purchases of property and equipment	(344)	(542)
Investment in other assets	(150)	(62)
Proceeds from disposition of property and equipment	4	—
Net cash provided by investing activities	3,571	50

Cash flows from financing activities:
Net proceeds from issuances of common stock to employees	462	1,548
Net cash provided by financing activities	462	1,548

Effect of exchange rates on cash and cash equivalents	5	(3)

Net increase (decrease) in cash and cash equivalents	6,000	(5,184)
Cash and cash equivalents at beginning of period	5,518	10,027
Cash and cash equivalents at end of period	$11,518	$4,843

Supplemental cash flow information:
Cash payments of income taxes	$(61)	$(18)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(In thousands, except per share amounts)

(Unaudited)

Note 1 — Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. The statements of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole. These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

                The accompanying consolidated financial statements include the accounts of August Technology Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

                Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2 — Marketable Debt Securities

                The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,670	$2	$(87)	$12,585
Municipal bonds	28,280	1	(162)	28,119
	$40,950	$3	$(249)	$40,704

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,611	$1	$(55)	$12,557
Municipal bonds	32,400	3	(56)	32,347
	$45,011	$4	$(111)	$44,904

                The maturities of available-for-sale marketable debt securities were as follows:

	March 31, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$25,352	$25,265	$28,662	$28,615
Due after one year through three years	13,098	12,939	13,349	13,289
Due after three years	2,500	2,500	3,000	3,000
	$40,950	$40,704	$45,011	$44,904

                Net realized gains and losses were not material for the three months ended March 31, 2005 and the year ended December 31, 2004.

Note 3 — Accounts Receivable

                Accounts receivable consisted of the following:

	March 31,	December 31,
	2005	2004
Billed receivables	$8,531	$8,150
Unbilled revenue	1,777	1,143
	10,308	9,293
Allowance for doubtful accounts	(690)	(690)
Accounts receivable, net	$9,618	$8,603

Note 4 — Inventories

                Inventories consisted of the following:

	March 31,	December 31,
	2005	2004

Raw materials	$9,245	$8,474
Work in process	3,900	3,558
Demonstration equipment	5,048	4,152
Finished goods	2,755	3,947
Inventories	$20,948	$20,131

Note 5 — Purchased Technology

                Purchased technology was as follows:

	March 31,	December 31,
	2005	2004
Purchased technology	$4,651	$4,651
Less: Accumulated amortization	(1,296)	(948)
Purchased technology, net	$3,355	$3,703

                Amortization expense for the three months ended March 31, 2005 and 2004 was $348 and $85, respectively.  Assuming no change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2005 is $1,393 and for each of the next four years is $1,178, $771, $361 and none.

                In December 2004, the Company purchased certain technology from Excelerate Technologies, Inc. (“Excelerate”). The total consideration paid was $800, which included the forgiveness of a $500 convertible note receivable from Excelerate and $300 of cash, of which $150 was paid in January 2005.

Note 6 — Accumulated Other Comprehensive Loss

                The accumulated balances for each classification of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2005	2004
Currency translation adjustments	$34	$1
Net unrealized losses on marketable debt securities	(246)	(107)
Accumulated other comprehensive loss	$(212)	$(106)

Note 7 — Shareholders’ Equity

                Changes in shareholders’ equity during the three months ended March 31, 2005 were as follows:

Shareholders’ equity balance at December 31, 2004	$81,465
Net loss	(898)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	33
Net unrealized loss on marketable debt securities	(139)
Comprehensive loss	(1,004)
Issuances of common stock in conjunction with:
Exercises of employee stock options	462
Tax benefit from stock options exercised	5
Expense related to issuances of stock options to nonemployees	1
Shareholders’ equity balance at March 31, 2005	$80,929

Net Income (Loss) Per Share

                The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(898)	$1,446

Weighted average common shares:
Basic	17,867	17,622
Effect of dilutive stock options and warrants	—	864
Diluted	17,867	18,486

Net income (loss) per share:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

                The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended March 31, 2005 and 2004 were 1,310 and 143, respectively.

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

                The estimated per share weighted average fair value of all stock options granted during the three months ended March 31, 2005 and 2004 was $6.69 and $10.04. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life	4.7 years	3.9 years
Risk free interest rate	3.8%	2.5%
Volatility	73.5%	74.3%
Dividend yield	—	—

                Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(898)	$1,446
Add:
Stock-based employee compensation expense included in net income (loss), as reported	—	—
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(800)	(1,153)
Net income (loss), pro forma	$(1,698)	$293

Net income (loss) per share:
As reported:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

Pro forma:
Basic	$(0.10)	$0.02
Diluted	$(0.10)	$0.02

                On March 30, 2005, the board of directors authorized the Company to enter into an agreement to grant 175,000 options to the Company’s President and Chief Operating Officer upon acceptance of the position.  The grant is not part of the Company’s 1997 Stock Incentive Plan, and was not approved by the Company’s shareholders.  The options were granted at fair market value on the date of grant, and vest ratably over five years from the date of grant.

Note 8 — Commitments and Contingencies

Warranties

                The Company provides warranty coverage for its systems for a period of one year, including parts and labor necessary to repair the systems during the warranty period. The estimated warranty cost is based on our historical experience rate of incurred expenses to corresponding system revenues.

                The following table summarizes the activity related to the warranty liability during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Accrual at beginning of year	$942	$239
Warranties issued	312	160
Costs incurred	(141)	(137)
Accrual at end of period	$1,113	$262

Contingent Consideration

                In connection with the acquisition of DMSVision software division of Inspex, Inc (“DMSVision”), the Company is subject to a contingent consideration arrangement at March 31, 2005. This arrangement is based upon new orders for DMSVision software licenses received in the twelve months after the acquisition. The payment of the contingency will result in an increase in the allocation of purchase price to purchased technology. As a result, amortization expense related to this asset will increase. Amounts paid under this arrangement are not expected to have a material effect on the Company’s consolidated financial condition or results of operations. The Company currently estimates the total contingent consideration to be paid will be between $150 and $300.

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

                The two proceedings have been consolidated and are being heard as one case. On April 19, 2005, the Court issued a 30 day stay of all proceedings. In addition, the Court stated that it would issue an order on motions to dismiss filed by August Technology Corporation and the individual director defendants within that 30 day period.

Note 9 — Significant Customer, Product Line and Geographic Information

                The percentage of net revenues derived from major customers were as follows:

	Three Months Ended March 31,
	2005	2004
Net revenues:
Customer A	24%	19%
Customer B	12%	*
Customer C	10%	*
	46%	19%

* Customer represented less than 10% of net revenues during the period.

                The percentage of net revenues by major product line was as follows:

	Three Months Ended March 31,
	2005	2004
Net revenues:
NSX Series	40%	53%
All Surface Systems	34%	20%
3Di Series	8%	10%
Other	18%	17%
	100%	100%

                All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Taiwan and South Korea. The Company derives revenues from shipments to customers outside of the United States. The percentage of net revenues by the geographic region in which the customer is located was as follows:

	Three Months Ended March31,
	2005	2004
Net revenues:
United States	18%	30%
Taiwan	42%	21%
South Korea	24%	24%
Europe	14%	2%
Japan	2%	6%
Rest of Asia	—	17%
	100%	100%

Note 10 — Recently Issued Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 7, see “Stock-based Compensation”. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors the Company is currently assessing.

                In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

                Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” “plans” and similar words and other statements of similar sense, are forward-looking statements. Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to market acceptance of our products, our ability to successfully develop new products, our ability to protect our intellectual property, our dependence upon international customers and suppliers, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from our suppliers, cyclicality in the microelectronic manufacturing equipment and other industries, management of growth, integration of acquired businesses, and the other risk factors detailed below and in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005. We disclaim any obligation to revise forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

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

Critical Accounting Policies

                The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.   For the three months ended March 31, 2005, there were no changes to these critical accounting policies.

Overview

We are a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Our systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. We have traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. These needs were met primarily with our NSX Series and 3Di Series of products. We have introduced the AXi Series and the E20 for edge and B20 for backside inspection systems (collectively, the “All Surface Inspection System”) for advanced macro defect detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer’s surface. We believe we are the first to offer all surface wafer inspection. We continue to support front-end system demonstrations at many large semiconductor manufacturers during the quarter. These demonstrations allow these customers to evaluate the benefits these systems provide. We expect these demonstrations will lead to increased revenues six to nine months after shipment.

We complement this broad inspection capability with an expanding suite of software tools designed to enhance the speed and effectiveness of the process by which device manufacturers analyze defects, and make decisions regarding their manufacturing process to reduce or eliminate such defects. We refer to this process as the “detection-to-decision” process.

In addition to internal development, we look to expand through strategic mergers and acquisitions of complementary products and technologies. In April 2003 we completed the acquisition of Semiconductor Technologies & Instruments, Inc. (“STI”), enhancing our probe mark inspection and metrology capabilities. In July 2003 we acquired the assets of Counterpoint Solutions, Inc. (“CSI”), including the design for the VersaScope a defect review system for advanced microscope-based imaging and analysis. In July 2004 we acquired certain assets of the DMSVision software division of Inspex, Inc (“DMSVision”). We have used the DMSVision software to further expand and enhance our defect analysis software offerings with the release of our DMS Decision product during the quarter.

Our business has been, and will continue to be, subject to the highly cyclical nature of the microelectronic device manufacturing markets we serve. These cycles are caused by significant, and often rapid, fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. As a result of these fluctuations, and due to the fact that our quarterly revenues are comprised of systems with average selling prices of between $150,000 and $1,000,000, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our major customers or in the number of individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect, and we are unable to adjust our estimates on a timely basis, our expenses and inventory levels may increase relative to revenues and total assets.

We have sold our systems to many of the leading microelectronic device manufacturers throughout the world. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. In the three months ended March 31, 2005 and 2004 sales to customers that individually represented at least ten percent of our revenues accounted for 46% and 19% of our net revenues, respectively.

Management focuses on several key financial metrics in evaluating our financial condition and operating performance. Although we do not believe backlog is always an accurate indication of future revenues and performance, since only a portion of our revenues for any quarter include systems that were in backlog as of the beginning of that quarter, we do closely monitor the level of orders both geographically and by product line and in relation to the level of revenues, referred to as the book-to-bill ratio. During the first quarter of 2005 our book-to-bill ratio was below parity. A book-to-bill ratio below parity indicates a decreasing level of backlog. In addition to monitoring our level of orders and backlog, we focus on revenues by product family compared to prior-period and current-year plans, year-over-year revenue growth compared to the overall semiconductor equipment industry, operating profit or loss performance compared with prior-period and current-year plans and the level of operating cash flow.

Merger Activities

On January 21, 2005, we entered into a Merger Agreement with Nanometrics, Incorporated (“Nanometrics”), pursuant to which Nanometrics will reincorporate under Delaware law and August Technology Corporation will become a wholly-owned subsidiary of Nanometrics. In connection with this transaction, Nanometric’s name will be changed to August Nanometrics. Each share of our common stock will be converted into the right to receive 0.6401 of a share of August Nanometrics common stock. August Nanometrics will make a cash payment to our shareholders for any fractional shares of August Nanometrics common stock they would otherwise be entitled to receive instead of issuing fractional shares. On March 28, 2005, Nanometrics filed a registration statement on Form S-4 with the Securities and Exchange Commission containing a Joint Proxy Statement/Prospectus of Nanometrics and August Technology with respect to the Merger Agreement and related transactions.

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

On April 4, 2005, we entered into a confidentiality agreement with Rudolph and are currently engaged in discussions and exchanging information with Rudolph to consider and evaluate its offer. We remain subject to our January 21, 2005 Merger Agreement with Nanometrics and are conducting the discussions with Rudolph as permitted by the terms of the Merger Agreement.

On February 9, 2005, we received a letter from Kenneth Schroeder, President and Chief Executive Officer of KLA-Tencor Corporation (“KLA”), regarding KLA’s interest in pursuing a merger with us. The letter stated that KLA proposed to acquire us in a transaction in which our shareholders would receive $11.50 per share. KLA also stated that it would be willing to consider using stock as consideration. As of the date of this filing, we have been unable to reach agreement with KLA on a confidentiality agreement and no discussions regarding KLA’s offer have taken place.

Under the terms of our Merger Agreement with Nanometrics, we may be obligated to pay to Nanometrics a fee of $8.3 million, plus Nanometrics’ expenses, if (i) we accept an acquisition proposal from Rudolph or KLA or any other party; or (ii) change our recommendation to shareholders with respect to the proposed merger with Nanometrics in order to pursue an alternative acquisition proposal.

Results of Operations

	Three Months Ended March 31,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenues	45.4	43.0
Gross profit	54.6	57.0

Selling, general and administrative expenses	34.1	31.7
Research and development expenses	19.9	17.7
Operating income	0.6	7.6

Merger expenses	(6.7)	—
Interest income	1.5	1.2
Net income (loss) before provision for income taxes	(4.6)	8.8
Provision for income taxes	0.3	—
Net income (loss)	(4.9)%	8.8%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

                Net Revenues. Net revenues increased $2.0 million, or 12.3%, to $18.4 million for the three months ended March 31, 2005, from $16.4 million for the same period in 2004. The increase in net revenues was primarily due to increased sales of all surface inspection systems into front-end wafer fabrication processes, partially offset by lower NSX Series sales into the same processes. Revenues derived from systems sold for front-end wafer fab applications accounted for 52% of total net revenues in the first quarter of 2005 and 2004. Revenues in the second quarter of 2005 are expected to range from -5% to +5%, as compared to the first quarter of 2005.

                Net revenues from international sales represented 82% and 70% of total net revenues for the three months ended March 31, 2005 and 2004, respectively. International revenues during these periods were primarily the result of sales to Asia, which comprised 68% of total net revenues for the three months ended March 31, 2005 and 2004.

                Gross Margin. Gross margin decreased to 54.6% for the three months ended March 31, 2005, from 57.0% for the same period in 2004. Gross margins decreased in the first quarter of 2005 primarily as a result of rework costs related to certain systems, the recording of a lower of cost or market adjustments related to certain component parts that became obsolete due to engineering design changes during the quarter, and additional reserves related to slow moving inventories. In addition, we have experienced pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market. The impact of these lower margins has been offset by higher margin products sold into front end applications. We expect future gross margins to be between 54% and 57%.

                Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and related benefits, depreciation and amortization, and travel expenses. SG&A expenses were $6.3 million for the three months ended March 31, 2005, compared to $5.2 million for the same period in 2004. SG&A expenses as a percentage of net revenues were 34.1% for the three months ended March 31, 2005, compared to 31.7% of net revenues for the same period in 2004. The increase in expense dollars was primarily the result of costs associated with both new hires and contractors in our field service and sales groups to support increased revenues and customer demonstrations, an increased number of demo systems and amortization expense related to technology acquired with the purchase of DMSVision. We expect SG&A expense dollars to remain relatively flat in future quarters, as compared to the first quarter of 2005.

                Research and Development Expenses. Research and development (“R&D”) expenses consist primarily of employee salaries and related benefits for individuals engaged in the research, design and development of new products. R&D expenses were $3.7 million for the three months ended March 31, 2005, compared to $2.9 million for the same period in 2004. R&D expenses as a percentage of net revenues were 19.9% for the three months ended March 31, 2005, compared to 17.7% for the same period in 2004. The increase in expense dollars was primarily due to employee compensation and related benefits associated with the hiring of additional staff to complete certain stages of development of the all surface inspection systems. In addition, expenses increased due to the DMSVision acquisition completed in July 2004. We currently anticipate that research and development expense dollars will increase in the second quarter of 2005 as we continue to expand our suite of software solutions.

                Interest Income. Interest income was $289,000 for the three months ended March 31, 2005, compared to $201,000 for the same period in 2004. The increase in interest income was primarily due to an increase in the rate of return on our investment balances.

                Merger Expenses. Merger expenses were $1.2 million, or 6.7% of net revenues, for the three months ended March 31, 2005, compared to none for the same period in 2004. The merger expenses were primarily legal and investment banker fees incurred for the proposed merger with Nanometrics, Incorporated, and the evaluation of the KLA-Tencor Corporation and Rudolph Techologies, Inc. offers.

                Income Taxes. As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at March 31, 2005. As a result, we did not reflect a provision for income taxes for the three months ended March 31, 2004, and have recorded a provision for income taxes of $55,000 on the pretax loss for the three months ended March 31, 2005, primarily to reflect foreign income taxes owed. Statement of Financial

Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. As of December 31, 2004 the valuation allowance was $8.5 million.

Liquidity and Capital Resources

                At March 31, 2005 our principal sources of liquidity consisted of cash, cash equivalents and investments in marketable debt securities of $52.2 million, compared to $50.4 million at December 31, 2004, an increase of $1.8 million. The increase was primarily due to an increase in accounts payable and accrued compensation, and cash collected upon the exercise of stock options partially offset by an increase in both accounts receivable and inventories. During the next twelve months, and beyond, we intend to utilize our current sources of liquidity to fund operations, specifically to enhance our position in the front-end wafer fabrication process. We have no outstanding debt at March 31, 2005. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

                Accounts Receivable. Accounts receivable increased $1.0 million from December 31, 2004 to March 31, 2005. Our days sales outstanding (“DSO”) during the three months ended March 31, 2005 was 45 days. This compares to a DSO of 55 days in the fourth quarter of 2004. The decrease in the DSO during the first quarter is primarily due to timely collections. The increase in accounts receivable resulted in a use of cash during the three months ended March 31, 2005, as we have funded shipments for increased revenues prior to receiving payments from customers. We believe our DSO will be between 50 and 65 days in future quarters.

                Inventories. Inventories increased $817,000 from December 31, 2004 to March 31, 2005. The increase is primarily due to the need to support new product introductions and increased demonstration equipment under evaluation at customer locations. This increase was partially offset by a decrease in finished goods due to the capitalization and sales of finished goods inventory.

                Inventories at Customers under Purchase Orders. Inventories at customers under purchase orders decreased from $4.0 million at December 31, 2004 to $3.8 million at March 31, 2005. We anticipate that a portion of this inventory will be recognized as revenue during 2005. We anticipate that this inventory will increase as shipments of newly introduced products increase.

                Capital Expenditures. Our capital expenditures during the first quarter of 2005 were $344,000, consisting primarily of the capitalization of finished goods that have been transferred to engineering for test and characterization, and to sales for customer application studies. This equipment is expected to be utilized for these purposes for its estimated life, generally three years. Our total capital expenditures, including the capitalization of finished goods, are expected to be between $3.0 million and $4.0 million in 2005, as we continue to expand the use of internal test and development equipment and facilities to meet customer demand and better serve our customers.

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

Cash Flows

                Net cash provided by operating activities for the three months ended March 31, 2005 was $2.0 million, which resulted primarily from increased accounts payable and depreciation and amortization partially offset by an increase in accounts receivable and inventories. Net cash provided by investing activities was $3.6 million, primarily due to $4.1 million of net proceeds from maturities of marketable debt securities, partially offset by $494,000 of additions to property and equipment, and other assets. Net cash provided by financing activities was $462,000 from proceeds received from the exercises of stock options. We currently expect to generate cash from operating activities during the remainder of 2005.

                Net cash used in operating activities for the three months ended March 31, 2004 was $6.8 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net income and increased accounts payable and customer deposits. Net cash provided by investing activities was $50,000, primarily from $654,000 of net proceeds from maturities of marketable debt securities, partially offset by $604,000 of purchases of property and equipment, and other assets. Net cash provided by financing activities was $1.5 million from proceeds received from issuances of common stock in conjunction with exercises of stock options.

New Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 7, see “Stock-based Compensation”. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors we are currently assessing.

                In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Credit Risk

                Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables. We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer. As of March 31, 2005, 62% of the Investment Portfolio consisted of government securities and corporate bonds with maturities of one year or less. We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

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

                The two proceedings have been consolidated and are being heard as one case. On April 19, 2005, the Court issued a 30 day stay of all proceedings. In addition, the Court stated that it would issue an order on motions to dismiss filed by August Technology Corporation and the individual director defendants within that 30 day period.

Item 6.                    Exhibits

                The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: May 10, 2005	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2005	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and
Vice President, Finance
(Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
March 31, 2005

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1	Executive Employment Contract between the Company and Lynn Davis dated March 30, 2005

10.2	Non-Statutory Stock Option Agreement between the Company and Lynn Davis dated March 30, 2005

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002