Form 10-Q
period 2005-06-30
AUGUST TECHNOLOGY CORP
filed 2005-08-05
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 18,122,976 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

TABLE OF CONTENTS

Description

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$10,313	$5,518
Short-term marketable debt securities	22,583	28,615
Accounts receivable, net	12,035	8,603
Inventories	21,393	20,131
Inventories at customers under purchase orders	3,646	3,993
Prepaid expenses and other current assets	1,651	2,306
Total current assets	71,621	69,166

Property and equipment, net	5,342	5,994
Long-term marketable debt securities	9,034	16,289
Purchased technology, net	3,098	3,703
Goodwill	498	498
Other assets	162	150
Total assets	$89,755	$95,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,947	$3,366
Accrued compensation	2,952	1,691
Other accrued liabilities	2,353	2,306
Customer deposits and deferred revenues	6,769	6,841
Total current liabilities	19,021	14,204

Other non-current liabilities	108	131
Total liabilities	19,129	14,335

Commitments and contingencies (note 8)	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 18,064,032 and 17,839,298 shares issued and outstanding, respectively	91,437	90,347
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(20,715)	(8,776)
Accumulated other comprehensive loss	(96)	(106)
Total shareholders’ equity	70,626	81,465
Total liabilities and shareholders’ equity	$89,755	$95,800

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$19,688	$19,855	$38,105	$36,255
Cost of revenues	8,403	9,059	16,762	16,117
Gross profit	11,285	10,796	21,343	20,138

Selling, general and administrative expenses	7,237	5,390	13,526	10,579
Research and development expenses	3,324	3,322	6,990	6,230
Operating income	724	2,084	827	3,329

Merger expenses	(11,991)	—	(13,225)	—
Interest income	335	189	623	390

Income (loss) before provision for income taxes	(10,932)	2,273	(11,775)	3,719
Provision for income taxes	109	100	164	100
Net income (loss)	$(11,041)	$2,173	$(11,939)	$3,619

Net income (loss) per share:
Basic	$(0.61)	$0.12	$(0.67)	$0.20
Diluted	$(0.61)	$0.12	$(0.67)	$0.20

Weighted average number of shares:
Basic	18,005	17,778	17,936	17,700
Diluted	18,005	18,349	17,936	18,421

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(11,939)	$3,619
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,115	1,019
Stock-based compensation	30	27
Provision for (recovery of) doubtful accounts	(57)	79
Tax benefit from stock options exercised	19	—
Deferred income taxes	6	—
Changes in operating assets and liabilities:
Accounts receivable	(3,369)	(11,185)
Inventories	(1,117)	(7,048)
Inventories at customers under purchase orders	347	(2,779)
Prepaid expenses and other current assets	664	(402)
Accounts payable	3,581	2,220
Accrued compensation	1,257	696
Other accrued liabilities	73	9
Customer deposits and deferred revenues	(72)	3,027
Net cash used in operating activities	(8,462)	(10,718)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	45,389	94,356
Purchases of marketable debt securities	(32,119)	(91,499)
Purchases of property and equipment	(843)	(2,455)
Investment in other assets	(186)	(77)
Proceeds from disposition of property and equipment	4	—
Cash paid for acquisitions	(28)	(17)
Net cash provided by investing activities	12,217	308

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,161	1,988
Redemption of common stock	(120)	—
Net cash provided by financing activities	1,041	1,988

Effect of exchange rate changes on cash and cash equivalents	(1)	(13)

Net increase (decrease) in cash and cash equivalents	4,795	(8,435)
Cash and cash equivalents at beginning of period	5,518	10,027
Cash and cash equivalents at end of period	$10,313	$1,592

Supplemental cash flow information:
Cash payments of income taxes	$(209)	$(78)
Cash payments for merger expenses	$(12,342)	$—

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.  The statements of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

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

Note 2 – Business Combinations

On January 21, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Nanometrics Merger Agreement”) with Nanometrics, Incorporated (“Nanometrics”), Major League Merger Corporation and Minor League Merger Corporation.  Under the terms of the Nanometrics Merger Agreement each share of the Company’s common stock was to be converted into the right to receive 0.6401 of a share of August Nanometrics common stock.  On June 27, 2005, the Company and Nanometrics terminated the Nanometrics Merger Agreement.  In accordance with the terms of the Nanometrics Merger Agreement, the Company paid Nanometrics a termination fee of $8,300, and reimbursed $2,600 of merger related expenses.

On June 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Rudolph Merger Agreement”) with Rudolph Technologies, Inc. (“Rudolph”) and NS Merger Sub, Inc.  Under the terms of the Rudolph Merger Agreement each of the Company’s shareholders will have the option to elect to receive either $10.50 per share in cash or 0.7625 of a share of Rudolph common stock, subject to proration and allocation, based on the total cash and shares available in the merger. The agreement requires that the total consideration for the transaction will include a minimum of $37,200 and a maximum of $60,000 of cash subject to shareholder election.  The aggregate consideration was approximately $193,000 as of June 27, 2005.

Note 3 – Stock-Based Compensation

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

The estimated per share weighted average fair value of all stock options granted during the three months ended June 30, 2005 and 2004 was $7.15 and $9.53, respectively, and for the six months ended June 30, 2005 and 2004 was $6.78 and $9.91, respectively.  The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected life	4.9 years	5.5 years	4.7 years	4.3 years
Risk free interest rate	3.9%	3.6%	3.8%	2.8%
Volatility	72.5%	73.7%	73.3%	74.1%
Dividend yield	—	—	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(11,041)	$2,173	$(11,939)	$3,619

Add:
Stock-based employee compensation expense included in net income (loss), as reported	29	—	29	—
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(541)	(521)	(1,342)	(1,674)
Net income (loss), pro forma	$(11,553)	$1,652	$(13,252)	$1,945

Net income (loss) per share:
As reported:
Basic	$(0.61)	$0.12	$(0.67)	$0.20
Diluted	$(0.61)	$0.12	$(0.67)	$0.20

Pro forma:
Basic	$(0.64)	$0.09	$(0.74)	$0.11
Diluted	$(0.64)	$0.09	$(0.74)	$0.11

On March 30, 2005, the board of directors authorized the Company to enter into an agreement to grant 175,000 nonqualified stock options to the Company’s President and Chief Operating Officer upon acceptance of the position.  The grant is not part of the Company’s 1997 Stock Incentive Plan, and was not approved by the Company’s shareholders.  The options were granted at fair market value on the date of grant, and vest ratably over five years from the date of grant.  In the event of a change in control, the board of directors may provide for the acceleration of vesting of the options.

Note 4 – Marketable Debt Securities

The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$10,454	$5	$(57)	$10,402
Municipal bonds	21,287	1	(73)	21,215
	$31,741	$6	$(130)	$31,617

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,611	$1	$(55)	$12,557
Municipal bonds	32,400	3	(56)	32,347
	$45,011	$4	$(111)	$44,904

The maturities of available-for-sale marketable debt securities were as follows:

	June 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$22,652	$22,583	$28,662	$28,615
Due after one year through three years	7,789	7,742	13,349	13,289
Due after three years	1,300	1,292	3,000	3,000
	$31,741	$31,617	$45,011	$44,904

Net realized gains and losses were not material for the six months ended June 30, 2005 and 2004.

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2005	2004

Billed receivables	$10,470	$8,150
Unbilled revenue	2,255	1,143
	12,725	9,293
Allowance for doubtful accounts	(690)	(690)
Accounts receivable, net	$12,035	$8,603

Note 6 – Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2005	2004

Raw materials	$10,220	$8,474
Work in process	4,065	3,558
Demonstration equipment	4,312	4,152
Finished goods	2,796	3,947
Inventories	$21,393	$20,131

Note 7 – Purchased Technology

Purchased technology was as follows:

	June 30,	December 31,
	2005	2004

Purchased technology	$4,769	$4,651
Less: accumulated amortization	(1,671)	(948)
Purchased technology, net	$3,098	$3,703

Purchased technology increased $118 for the six months ended June 30, 2005 due to contingent consideration paid for the DMSVision acquisition discussed in Note 8 below.

Amortization expense for the six months ended June 30, 2005 and 2004 was $724 and $174, respectively.  Assuming no additional change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2005 is $1,435 and for each of the next four years is $1,208, $800, $378 and none.

In December 2004, the Company purchased certain technology from Excelerate Technologies, Inc. (“Excelerate”).  The total consideration paid was $800, which included the forgiveness of a $500 convertible note receivable from Excelerate and $300 of cash, of which $150 was paid in January 2005.

Note 8 – Commitments and Contingencies

Warranties

The Company provides warranty coverage for its systems for a period of one year, including parts and labor necessary to repair the systems during the warranty period.  The estimated warranty cost is based on the Company’s historical experience rate of incurred expenses to corresponding system revenues.

The following table summarizes the activity related to the warranty liability during the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004

Accrual at beginning of year	$942	$239
Warranties issued	395	415
Costs incurred	(188)	(271)
Accrual at end of period	$1,149	$383

Separation Agreements

In the second quarter of 2005, the Company entered into separation agreements with certain executives and other employees that resulted in an expense of $920, of which $29 was paid as of June 30, 2005.  The separation agreements require substantially all of the severance benefits to be paid by June 30, 2006.

Contingent Consideration

In connection with the July 27, 2004 acquisition of the DMSVision software division of Inspex, Inc (“DMSVision”), the Company is subject to a contingent consideration arrangement at June 30, 2005.  This arrangement is based upon new orders for DMSVision software licenses received in the twelve months after the acquisition.  The payment of the contingency results in an increase in the allocation of purchase price to purchased technology.  As a result, amortization expense related to this asset increases.  Amounts paid under this arrangement are not expected to have a material effect on the Company’s consolidated financial condition or results of operations.  The total contingent consideration the Company expects to pay related to the twelve months after the acquisition is $142, of which $24 and $118 was added to purchased technology in 2004 and 2005, respectively.  As of June 30, 2005, $90 remained unpaid.

Legal Proceedings

From time to time in the ordinary course of business, the Company is subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings such as intellectual property and securities litigation, the results are difficult to predict at all.

The Company and each of its board of directors, Jeff O’Dell, James Bernards, Roger Gower, Michael Wright and Linda Hall Whitman, were named as defendants in two separate lawsuits that purported to be class action claims on behalf of the Company’s shareholders.  The Company received a summons and complaint with respect to the first of these proceedings on February 4, 2005 and the second on February 14, 2005.  Both lawsuits were brought in Minnesota State Court and claimed that the directors had breached their fiduciary duties to the Company’s shareholders in connection with their actions in agreeing to the proposed merger with Nanometrics Incorporated.  The plaintiffs in both actions sought various forms of injunctive relief including an order enjoining the Company and its board of directors from consummating the merger with Nanometrics.

The two proceedings were consolidated and heard as one case.  On April 19, 2005, the Court issued a 30 day stay of all proceedings.  On April 27, 2005, the plaintiffs scheduled a hearing on a motion to amend the complaint.  The hearing was scheduled for June 9, 2005.  On May 10, 2005 the Court issued an order dismissing the complaint for asserting derivative claims without complying with the rules governing derivative actions.  Thereafter the Court removed the hearing from the calendar.

On July 18, 2005, a purported shareholder class action lawsuit asserting derivative claims was filed in Minnesota state court against the Company and the individual members of the board named above as well as Lynn J. Davis, who joined the board on March 30, 2005 (the “Board”).  The lawsuit claims the directors have breached their fiduciary duties to the Company’s shareholders in connection with their actions in approving the merger agreement with Nanometrics, Inc. and subsequently terminating that merger agreement and entering into a new merger agreement with Rudolph Technologies, Inc.  The plaintiff seeks various forms of injunctive relief including an order enjoining the Company and the Board from consummating the proposed merger with Rudolph.

The plaintiff in the lawsuit filed on July 18, 2005 is Robert Etem, the owner of 4,200 shares of the Company’s common stock.  Mr. Etem was also a plaintiff in the lawsuit described above filed on February 14, 2005.

On July 14, 2005, the Company filed a patent infringement lawsuit against Camtek, Ltd. of Migdal Haemek, Israel.  The patent infringement lawsuit, filed in U.S. federal court in Minneapolis, alleges that Camtek’s line of inspection equipment sold under the “Falcon” trademark infringes on the Company’s U.S. patent no. 6,826,298.

Note 9 – Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(11,041)	$2,173	$(11,939)	$3,619

Weighted average common shares:
Basic	18,005	17,778	17,936	17,700
Effect of dilutive stock options and warrants	—	571	—	721
Diluted	18,005	18,349	17,936	18,421

Net income (loss) per share:
Basic	$(0.61)	$0.12	$(0.67)	$0.20
Diluted	$(0.61)	$0.12	$(0.67)	$0.20

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net income (loss) per share would have been anti-dilutive for the three months ended June 30, 2005 and 2004 were 2,106 and 330, respectively, and for the six months ended June 30, 2005 and 2004 were 2,053 and 218, respectively.

Note 10 – Accumulated Other Comprehensive Loss

The accumulated balances for each classification of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2005	2004

Currency translation adjustments	$28	$1
Net unrealized losses on marketable debt securities	(124)	(107)
Accumulated other comprehensive loss	$(96)	$(106)

Note 11 – Shareholders’ Equity

Changes in shareholders’ equity during the six months ended June 30, 2005 were as follows:

Shareholders’ equity balance at December 31, 2004	$81,465
Net loss	(11,939)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	27
Net unrealized loss on marketable debt securities	(17)
Comprehensive loss	(11,929)
Issuances of common stock in conjunction with:
Exercises of stock options	1,038
Employee stock purchase plan	123
Redemption of common stock	(120)
Tax benefit from stock options exercised	19
Stock-based compensation	30
Shareholders’ equity balance at June 30, 2005	$70,626

In May 2005, the Company purchased 11,614 common shares from an executive officer for $120, which represented 90% of the market value on the date of purchase.  There are currently no plans to repurchase additional shares.

Shareholder Rights Plan

On June 27, 2005, the Board adopted a Shareholder Rights Plan to protect shareholders from coercive or otherwise unfair takeover tactics and to protect the interests of the Company’s shareholders.  Pursuant to the Rights Agreement relating to the Shareholder Rights Plan, the Board has declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding at the close of business on June 27, 2005.  In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires 10% or more of the Company’s outstanding common stock without the approval of the Board.  The Company does not believe the Rights Agreement will interfere with any merger or other business combination approved by the Board.

Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock for $27.00 once the Rights become exercisable.  The Rights will not be exercisable until fifteen days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% or more of the Company’s outstanding common stock, or, if earlier, fifteen business days after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.  If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person, may, for $27.00 purchase shares of the Company’s common stock with a market value of $54.00, based on the market price of the common stock prior to such acquisition.  In addition, if the Company is later acquired in a merger or similar transaction after the Rights have become exercisable and a person or group is, or becomes, an Acquiring Person, all holders of Rights except the Acquiring Person may, for $27.00, purchase shares of the acquiring corporation with a market value of $54.00 based on the market price of the acquiring corporation’s stock, prior to such merger.  The Board may redeem the Rights for $.0005 per Right at any time before any person or group becomes an Acquiring Person.

Note 12 – Significant Customer, Product Line and Geographic Information

The percentage of net revenues derived from major customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Customer A	15%	10%	*	*
Customer B	13%	12%	18%	15%
Customer C	*	17%	*	10%
Customer D	*	12%	*	*
Customer E	*	10%	*	*
Customer F	*	10%	*	*
	28%	71%	18%	25%

*       Customer represented less than 10% of net revenues during the period.

The percentage of net revenues by major product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
NSX Series	58%	56%	49%	55%
All Surface Systems	18%	16%	26%	18%
3Di Series	2%	8%	5%	9%
Other	22%	20%	20%	18%
	100%	100%	100%	100%

All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Taiwan and South Korea.  The Company derives revenues from shipments to customers outside of the United States.  The percentage of net revenues by the geographic region in which the customer is located was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
United States	14%	29%	16%	29%
Taiwan	38%	44%	40%	33%
South Korea	16%	12%	20%	18%
Europe	23%	0%	18%	2%
Japan	2%	3%	2%	4%
Rest of Asia	7%	12%	4%	14%
	100%	100%	100%	100%

Note 13 – Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.  Adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 3, “Stock-Based Compensation.”  The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors the Company is currently assessing.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.  For the six months ended June 30, 2005, there were no changes to these critical accounting policies.

Overview

We are a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers.  Our systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market.  We have traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process.  These needs were met primarily with our NSX Series and 3Di Series of products.  We have introduced the AXi Series and the E20 for edge and B20 for backside inspection systems (collectively, the “All Surface Inspection System”) for advanced macro defect detection primarily in the front-end of the wafer manufacturing process.  When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer’s surface.  We believe we are the first to offer all surface wafer inspection.  We continued to support front-end system demonstrations at many large semiconductor manufacturers during the quarter.  These demonstrations allow these customers to evaluate the benefits these systems provide.  We expect these demonstrations will lead to increased revenues six to nine months after shipment.

We complement this broad inspection capability with an expanding suite of software tools designed to enhance the speed and effectiveness of the process by which device manufacturers analyze defects, and make decisions regarding their manufacturing process to reduce or eliminate such defects.  We refer to this process as the “detection-to-decision” process.

Our business has been, and will continue to be, subject to the highly cyclical nature of the microelectronic device manufacturing markets we serve.  These cycles are caused by significant, and often rapid, fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions.  As a result of these fluctuations, and due to the fact that our quarterly revenues are comprised of systems with selling prices of between $150,000 and $1,000,000, a small change in the number of systems we sell may also cause significant changes in our operating results.  Because fluctuations in the timing of orders from our major customers or in the number of individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.  Additionally, the rate and timing of customer orders may vary significantly from month to month.  Accordingly, if sales of our products do not occur when we expect, and we are unable to adjust our estimates on a timely basis, our expenses and inventory levels may increase relative to revenues and total assets.

We have sold our systems to many of the leading microelectronic device manufacturers throughout the world.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  In the six months ended June 30, 2005 and 2004 sales to customers that individually represented at least ten percent of our revenues accounted for 18% and 25% of our net revenues, respectively.

Management focuses on several key financial metrics in evaluating our financial condition and operating performance.  Although we do not believe backlog is always an accurate indication of future revenues and performance, since only a portion of our revenues for any quarter include systems that were in backlog as of the beginning of that quarter, we do closely monitor the level of orders both geographically and by product line and in relation to the level of revenues, referred to as the book-to-bill ratio.  During the second quarter of 2005, our book-to-bill ratio was above parity.  A book-to-bill ratio above parity indicates an increasing level of backlog.  In addition to monitoring our level of orders and backlog, we focus on revenues by product family compared to prior-period and current-year plans, year-over-year revenue growth compared to the overall semiconductor equipment industry, operating profit or loss performance compared with prior-period and current-year plans and the level of operating cash flow.

Merger Activities

On January 21, 2005, we entered into an Agreement and Plan of Merger and Reorganization (the “Nanometrics Merger Agreement”) with Nanometrics, Incorporated (“Nanometrics”), Major League Merger Corporation and Minor League Merger Corporation.  Under the terms of the Nanometrics Merger Agreement each share of our common stock was to be converted into the right to receive 0.6401 of a share of August Nanometrics common stock.  On June 27, 2005, we and Nanometrics terminated the Nanometrics Merger Agreement.  In accordance with the terms of the Nanometrics Merger Agreement, we paid Nanometrics a termination fee of $8,300, and reimbursed $2,600 of merger related expenses.

On June 27, 2005, we entered into an Agreement and Plan of Merger (the “Rudolph Merger Agreement”) with Rudolph Technologies, Inc. (“Rudolph”) and NS Merger Sub, Inc.  Under the terms of the Rudolph Merger Agreement each of our shareholders will have the option to elect to receive either $10.50 per share in cash or 0.7625 of a share of Rudolph common stock, subject to proration and allocation, based on the total cash and shares available in the merger.  The agreement requires that the total consideration for the transaction will include a minimum of $37,200 and a maximum of $60,000 of cash subject to shareholder election.  The aggregate consideration was approximately $193,000 as of June 27, 2005.

On February 9, 2005, we received a letter from Kenneth Schroeder, President and Chief Executive Officer of KLA-Tencor Corporation (“KLA”), regarding KLA’s interest in pursuing a merger with us.  The letter stated that KLA proposed to acquire us in a transaction in which our shareholders would receive $11.50 per share.  KLA also stated that it would be willing to consider using stock as consideration.  Since the February 9 letter, KLA has made various public statements and additional communications to us (including a press release issued on July 13, 2005) stating that KLA continues to be interested in acquiring August Technology.  As of the date of this filing, KLA has been unwilling to execute a confidentiality agreement in a form acceptable to us and we have had no discussions with KLA regarding their proposal.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.7	45.6	44.0	44.5
Gross profit	57.3	54.4	56.0	55.5

Selling, general and administrative expenses	36.8	27.2	35.5	29.2
Research and development expenses	16.9	16.7	18.3	17.1
Operating income	3.6	10.5	2.2	9.2

Merger expenses	(60.9)	—	(34.7)	—
Interest income	1.7	0.9	1.6	1.1
Net income (loss) before provision for income taxes	(55.6)	11.4	(30.9)	10.3
Provision for income taxes	0.6	0.5	0.4	0.3
Net income (loss)	(56.2)%	10.9%	(31.3)%	10.0%

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

Net Revenues.  Net revenues decreased $0.2 million, or 0.8%, to $19.7 million for the three months ended June 30, 2005, from the record revenues of $19.9 million for the same period in 2004.  Strong growth in revenues from systems sold into final manufacturing assembly and packaging applications were the largest contributors in the three months ended June 30, 2005.  Net revenues increased $1.9 million, or 5.1%, to $38.1 million for the six months ended June 30, 2005, from $36.3 million for the same period in 2004.  The increase in net revenues during the six months ended June 30, 2005 was primarily due to increased sales of all surface inspection systems into front-end wafer fabrication processes, and revenues from DMSVision, which was acquired in July 2004.  This increase during the first half of 2005 was partially offset by lower NSX Series sales into front-end wafer fabrication processes and 3Di Series sales.  Revenues derived from systems sold for front-end wafer fab applications accounted for 42.9% and 51.1% of total net revenues in the first half of 2005 and the first half of 2004, respectively.  Revenues in the third quarter of 2005 are expected to range from flat to an increase of 10%, as compared to the second quarter of 2005.

Net revenues from international sales represented 86% and 71% of total net revenues for the three months ended June 30, 2005 and 2004, respectively.  International revenues during these periods were primarily the result of sales to Asia, which comprised 63% and 71% of total net revenues for the three months ended June 30, 2005 and 2004, respectively.  Sales to Europe for the three months ended June 30, 2005 represented the next highest concentration with 23% of net revenues, which is the highest three-month revenue ever from that continent.  Net revenues from international sales represented 84% and 71% of total net revenues for the six months ended June 30, 2005 and 2004, respectively, and were primarily the result of sales to Asia, which comprised 66% and 69% of total net revenues.

Gross Profit.  Gross profit as a percent of net revenues increased to 57.3% for the three months ended June 30, 2005, from 54.4% for the same period in 2004.  Gross profit as percentage of net revenues increased to 56.0% for the six months ended June 30, 2005, from 55.5% for the same period in 2004.  Gross profit percentage increased primarily as a result of revenues from DMSVision software sales and improved margins within the NSX Series, partially offset by higher rework costs related to certain systems and the recording of lower of cost or market adjustments related to certain component parts that became obsolete due to engineering design changes.  We expect to continue to experience pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.  The impact of these reductions in gross profit is expected to be offset by higher margin products sold into front end applications.  We expect future gross profit as a percentage of net revenues to be between 54% and 57%.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and related benefits, depreciation and amortization, and travel expenses.  SG&A expenses were $7.2 million and $13.5 million for the three and six months ended June 30, 2005, compared to $5.4 million and $10.6 million for the same periods in 2004.  SG&A expenses as a percentage of net revenues were 36.8% and 35.5% for the three and six months ended June 30, 2005, compared to 27.2% and 29.2% of net revenues for the same periods in 2004.  The increase in expense dollars was primarily the result of severance costs, amortization of purchased technology resulting from the DMSVision acquisition and technology purchased from Excelerate, and expenses associated with both increased personnel and support costs associated with an increased number of demo systems.  We expect SG&A expense dollars to decrease in the third quarter of 2005, as compared to the second quarter of 2005, due to a reduction in severance expenses, partially offset by increased marketing costs related to tradeshows.

Research and Development Expenses.  Research and development (“R&D”) expenses consist primarily of employee salaries and related benefits for individuals engaged in the research, design and development of new products.  R&D expenses were $3.3 million and $7.0 million for the three and six months ended June 30, 2005, compared to $3.3 million and $6.2 million for the same periods in 2004.  R&D expenses as a percentage of net revenues were 16.9% and 18.3% for the three and six months ended June 30, 2005, compared to 16.7% and 17.1% for the same periods in 2004.  The increase in expense dollars during the six months ended June 30, 2005 was primarily due to employee compensation and related benefits associated with the hiring of additional staff to complete certain stages of development of the all surface inspection systems.  In addition, expenses increased due to the DMSVision acquisition completed in July 2004.  We currently anticipate that research and development expense dollars will increase in the third quarter of 2005 as we continue to expand our suite of software solutions.

Interest Income.  Interest income was $0.3 million and $0.6 million for the three and six months ended June 30, 2005, compared to $0.2 million and $0.4 million for the same periods in 2004.  The increase in interest income was primarily due to an increase in the rate of return on our investment balances.

Merger Expenses.  Merger expenses were $12.0 million and $13.2 million for the three and six months ended June 30, 2005, compared to none in 2004.  The merger expenses included a $10.9 million termination fee paid to Nanometrics for terminating the Nanometrics Merger Agreement, legal and investment banker fees incurred prior to terminating the proposed merger with Nanometrics, and legal and investment banker fees incurred in conjunction with the proposed merger with Rudolph Technologies, Inc.

Income Taxes.  We currently anticipate a pretax profit in 2005 for income tax purposes, as compared to a pretax loss under generally accepted accounting principles, due to the fact that the merger expenses are primarily nondeductible for income tax purposes.  In addition, as a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at June 30, 2005.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As of December 31, 2004, the valuation allowance was $8.5 million.  The above factors have resulted in the recording of a provision for income taxes for the three and six months ended June 30, 2005 and 2004, primarily to reflect foreign income taxes and federal alternative minimum taxes owed.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents and investments in marketable debt securities of $41.9 million, compared to $50.4 million at December 31, 2004, a decrease of $8.5 million.  The decrease was primarily due to $12.3 million in cash paid for merger expenses and an increase in accounts receivable, partially offset by increases in accounts payable and accrued compensation.  During the next twelve months, and beyond, we intend to utilize our current sources of liquidity to fund operations, specifically to enhance our position in the front-end wafer fabrication process.  We have no outstanding debt at June 30, 2005.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Accounts receivable increased $3.4 million from December 31, 2004 to June 30, 2005.  Our days sales outstanding (“DSO”) during the three months ended June 30, 2005 was 50 days.  This compares to a DSO of 45 days in the first quarter of 2005.  The increase in the DSO during the second quarter is primarily due to the timing of revenues during the quarter.  The increase in accounts receivable resulted in a use of cash during the six months ended June 30, 2005, as we have funded shipments for increased revenues prior to receiving payments from customers.  We believe our DSO will be between 50 and 65 days in future quarters.

Inventories. Inventories increased $1.3 million from December 31, 2004 to June 30, 2005.  The increase is primarily due to an increase in raw material to support an anticipated increase in revenues during the second half of 2005 and new product introductions.  This increase was partially offset by a decrease in finished goods due to the transfer of certain systems to property and equipment for internal use and sales to third parties.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders decreased from $4.0 million at December 31, 2004 to $3.6 million at June 30, 2005.  We anticipate that a portion of this inventory will be recognized as revenue during 2005.  We anticipate that this inventory will increase as shipments of newly introduced products increase.

Capital Expenditures.  Our capital expenditures during the first six months of 2005 were $843,000, consisting primarily of the capitalization of finished goods that have been transferred to engineering for test and characterization, and to sales for customer application studies.  This equipment is expected to be utilized for these purposes for its estimated life, generally three years.  Our total capital expenditures, including the capitalization of finished goods for internal use, are expected to be between $3.0 million and $4.0 million in 2005, as we continue to expand the use of internal test and development equipment and facilities to meet customer demand and better serve our customers.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2005 was $8.5 million, primarily due to $12.3 million in cash paid for merger expenses and an increase in accounts receivable, partially offset by increases in accounts payable and accrued compensation.  Excluding cash payments for merger expenses, cash generated from operating activities was $3.9 million for the six months ended June 30, 2005.  Net cash provided by investing activities was $12.2 million, primarily due to $13.3 million of net proceeds from maturities of marketable debt securities, partially offset by $1.0 million of additions to property and equipment, and other assets.  Net cash provided by financing activities was $1.0 million, primarily related to proceeds received from exercises of stock options.  We currently expect to generate cash from operating activities during the remainder of 2005.

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

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.  Adoption of SFAS No. 154 is not expected to have a material effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005.  While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 3, “Stock-Based Compensation.”  The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors we are currently assessing.

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of June 30, 2005, 71.4% of the Investment Portfolio consisted of government securities and corporate bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

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

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

The Company and each of its directors, Jeff O’Dell, James Bernards, Roger Gower, Michael Wright and Linda Hall Whitman, were named as defendants in two separate lawsuits that purported to be class action claims on behalf of the Company’s shareholders.  The Company received a summons and complaint with respect to the first of these proceedings on February 4, 2005 and the second on February 14, 2005.  Both lawsuits were brought in Minnesota State Court and claimed that the directors had breached their fiduciary duties to the Company’s shareholders in connection with their actions in agreeing to the proposed merger with Nanometrics Incorporated.  The plaintiffs in both actions sought various forms of injunctive relief including an order enjoining the Company and its board of directors from consummating the merger with Nanometrics.

The two proceedings were consolidated and heard as one case.  On April 19, 2005, the Court issued a 30 day stay of all proceedings.  On April 27, 2005, the plaintiffs scheduled a hearing on a motion to amend the complaint.  The hearing was scheduled for June 9, 2005.  On May 10, 2005 the Court issued an order dismissing the complaint for asserting derivative claims without complying with the rules governing derivative actions.  Thereafter the Court removed the hearing from the calendar.

On July 18, 2005, a purported shareholder class action lawsuit asserting derivative claims was filed in Minnesota state court against the Company and the individual members of the board named above as well as Lynn J. Davis, who joined the board on March 30, 2005 (the “Board”).  The lawsuit claims the directors have breached their fiduciary duties to Company’s shareholders in connection with their actions in approving the merger agreement with Nanometrics, Inc. and subsequently terminating that merger agreement and entering into a new merger agreement with Rudolph Technologies, Inc.  The plaintiff seeks various forms of injunctive relief including an order enjoining the Company and the Board from consummating the proposed merger with Rudolph.

The plaintiff in the lawsuit filed on July 18, 2005 is Robert Etem, the owner of 4,200 shares of the Company’s common stock.  Mr. Etem was also a plaintiff in the lawsuit described above filed on February 14, 2005.

On July 14, 2005, the Company filed a patent infringement lawsuit against Camtek, Ltd. of Migdal Haemek, Israel.  The patent infringement lawsuit, filed in U.S. federal court in Minneapolis, alleges that Camtek’s line of inspection equipment sold under the “Falcon” trademark infringes on the Company’s U.S. patent no. 6,826,298.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchase of stock by the Company in the second quarter:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

May 19, 2005	11,614	(1)	$10.332	0	0

(1)      Pursuant to a Redemption Agreement between the Company and Michael Plisinski, Vice President of Engineering, the Company repurchased the shares at a price equal to 90% of the closing price of the Company’s stock on the day preceding the repurchase date.  There is no agreement to repurchase additional shares.

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 25, 2005 at the Company’s world headquarters at 4900 West 78th Street, Bloomington, Minnesota.  Of the 17,970,496 shares of Common Stock outstanding as of April 13, 2005 (the record date), 16,476,676 (92%) were present or represented by proxy at the meeting.

1.     The shareholders approved the Board of Director’s recommendation for setting the number of directorships at six.  This proposal received 14,704,125 votes for and 867,318 votes against, with 905,233 votes abstaining.

2.     The shareholders elected Lynn J. Davis and Linda Hall Whitman as Class II Directors, pursuant to the following votes:

	Votes For	Votes Withheld

Lynn J. Davis	14,604,115	1,872,561

Linda Hall Whitman	14,283,713	2,192,963

James A. Bernards and Roger E. Gower as Class III directors and Jeff O’Dell and Michael Wright as a Class I directors of the Company were not subject to reelection at this meeting, and thus their terms continued after the meeting.

3.     The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the 2005 fiscal year.  This proposal received 14,728,283 votes for and 834,143 votes against, with 914,250 votes abstaining.

Item 6.            Exhibits

The exhibits listed on the Exhibit Index are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

Date: August 5, 2005	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2005	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2005	By:	/s/ SCOTT A. GABBARD
Scott A. Gabbard
Chief Accounting Officer and
Vice President, Finance
(Principal Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q

For the quarter ended:	Commission File No.: 000-30637
June 30, 2005

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1	Amendment to Employment Agreement between the Company and David Klenk, dated May 5, 2005

10.2	Separation Agreement and Release between the Company and David Klenk, dated May 5, 2005

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002