Form 10-Q/A
period 2005-06-30
AUGUST TECHNOLOGY CORP
filed 2005-11-09
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

AUGUST TECHNOLOGY CORPORATION

EXPLANATORY NOTE

As previously disclosed, August Technology Corporation (the “Company”) has restated its consolidated financial statements for the year 2004 and for the first two quarters of 2005. The determination to restate these financial statements was made as a result of a correction of the Company’s application of revenue recognition principles contained in the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  As a result, the Company has restated its consolidated financial statements for the years 2004, 2003 and 2002 and for the first two quarters of 2005 (the “Restatement”).  Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2004 and 2003.  The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) worked closely with the Company’s management to review the Restatement and the Company’s policies and practices for the recognition of revenue.  Further information on the adjustments can be found in Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements.

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheet as of June 30, 2005, the Company’s consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004, and the Company’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 and the notes related thereto.  Certain adjustments were recorded to each quarter in 2004 and the first two quarters of 2005 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.  For a more detailed description of the restatement, see Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

Concurrent with the filing of this Form 10-Q/A we are filing an Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 to reflect restatements of the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2004, 2003 and 2002 and the notes related thereto.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 which is being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement prior to December 31, 2004. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

AUGUST TECHNOLOGY CORPORATION

TABLE OF CONTENTS

Description

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$10,313	$5,518
Short-term marketable debt securities	22,583	28,615
Accounts receivable, net	10,389	8,328
Inventories	21,393	20,106
Inventories at customers under purchase orders	9,294	6,704
Prepaid expenses and other current assets	1,951	2,517
Total current assets	75,923	71,788

Property and equipment, net	5,342	5,994
Long-term marketable debt securities	9,034	16,289
Purchased technology, net	3,098	3,703
Goodwill	498	498
Other assets	162	150
Total assets	$94,057	$98,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,747	$3,291
Accrued compensation	2,952	1,636
Other accrued liabilities	2,294	2,322
Customer deposits and deferred revenues	17,051	11,973
Total current liabilities	29,044	19,222

Other non-current liabilities	108	131
Total liabilities	29,152	19,353

Commitments and contingencies (note 9)	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 18,064,032 and 17,839,298 shares issued and outstanding, respectively	91,447	90,363
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(26,446)	(11,188)
Accumulated other comprehensive loss	(96)	(106)
Total shareholders’ equity	64,905	79,069
Total liabilities and shareholders’ equity	$94,057	$98,422

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net revenues	$16,749	$18,024	$31,785	$34,869
Cost of revenues	6,953	8,159	13,777	15,217
Gross profit	9,796	9,865	18,008	19,652

Selling, general and administrative expenses	7,236	5,390	13,574	10,579
Research and development expenses	3,324	3,322	6,990	6,230
Operating income (loss)	(764)	1,153	(2,556)	2,843

Merger expenses	(11,991)	—	(13,225)	—
Interest income	334	189	623	390

Income (loss) before provision for income taxes	(12,421)	1,342	(15,158)	3,233
Provision for income taxes	50	59	100	100
Net income (loss)	$(12,471)	$1,283	$(15,258)	$3,133

Net income (loss) per share:
Basic	$(0.69)	$0.07	$(0.85)	$0.18
Diluted	$(0.69)	$0.07	$(0.85)	$0.17

Weighted average number of shares:
Basic	18,005	17,778	17,936	17,700
Diluted	18,005	18,349	17,936	18,421

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(15,258)	$3,133
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,115	1,019
Provision for (recovery of) doubtful accounts	(57)	79
Tax benefit from employee stock options	13	—
Deferred income taxes	6	—
Stock based compensation	30	—
Amortization of deferred compensation related to stock options	—	27
Changes in operating assets and liabilities:
Accounts receivable	(1,998)	(8,874)
Inventories	(1,142)	(7,048)
Inventories at customers under purchase orders	(2,590)	(3,679)
Prepaid expenses and other current assets	575	(402)
Accounts payable	3,456	2,120
Accrued compensation	1,312	696
Accrued liabilities	—	9
Customer deposits and deferred revenues	5,076	2,202
Net cash used in operating activities	(8,462)	(10,718)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	45,389	94,356
Purchases of marketable debt securities	(32,119)	(91,499)
Purchases of property and equipment	(843)	(2,455)
Investment in other assets	(186)	(77)
Cash paid for acquisitions	(28)	(17)
Proceeds from disposition of property and equipment	4	—
Net cash provided by investing activities	12,217	308

Cash flows from financing activities:
Net proceeds from issuances of common stock to employees	1,161	1,988
Redemption of common stock	(120)	—
Net cash provided by financing activities	1,041	1,988

Effect of exchange rates on cash and cash equivalents	(1)	(13)

Net increase (decrease) in cash and cash equivalents	4,795	(8,435)
Cash and cash equivalents at beginning of period	5,518	10,027
Cash and cash equivalents at end of period	$10,313	$1,592

Supplemental cash flow information:
Cash payments of income taxes	$(209)	$(78)
Cash payments for merger expenses	$(12,342)	$—

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.  The statements of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited restated consolidated financial statements and notes thereto included in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004, which is being filed with the Securities and Exchange Commission concurrently with the filing of this Form 10-Q/A ..

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

Note 2 – Restatement of Financial Statements

We have restated our consolidated financial statements for the years 2004, 2003 and 2002 and for the first two quarters of 2005.  In addition, certain disclosures in Notes 4, 6, 7, 10, 12 and 13 to the consolidated financial statements contained in this report have been restated to reflect the Restatement adjustments.  Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2004 and 2003.  The initial determination to restate the 2004 and first half 2005 consolidated financial statements was made as a result of a correction of the Company’s application of revenue recognition principles, as contained in the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period. This created the need to restate our 2002 and 2003 consolidated financial statements.  Certain adjustments were recorded to each quarter in 2004 and first two quarters of 2005 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004, $3.1 million in the first quarter of 2005 and $2.4 million in the second quarter of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004, $1.5 million in the first quarter of 2005 and $1.2 million in the second quarter of 2005.  For the three and six months ended June 30, 2004, the Company originally recognized $2.2 million in revenue and $0.9 million in cost of revenue for these AXi 930 sales.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

In the fourth quarter of 2002, the Company began deferring Yield Pilot software revenue and recognizing it over a twelve-month period which represented the Company’s obligation to provide warranty and support.  The Company determined based on a subsequent review of Statement of Position 97-2, “Software Revenue Recognition” that Yield Pilot software revenues should have been recognized upon delivery or customer acceptance.  The correction of this error had no significant impact on revenues for the three months ended June 30, 2005 and decreased revenue by $0.3 million for the three months ended March 31, 2005. The correction increased revenue by $0.4 million for each of the first two quarters in 2004 and had no impact on cost of revenues.  The correction increased revenue by $0.9 million, $0.5 million and $0.2 million for 2004, 2003 and 2002, respectively and had no impact on costs of revenues.

In the second quarter of 2005, the Company recognized $0.6 million in revenue and $0.2 million in cost of revenue related to the sale of an NSX 105 inspection system.  It was subsequently determined that this revenue should have been deferred until the newly introduced software component of this bundled transaction was completed and delivered.  This error was corrected as part of the restatement of the second quarter of 2005.  The Company expects to realize revenue on the completed transaction in the fourth quarter of 2005 when all elements will be delivered and accepted and fair value has been established for the newly introduced software component.

The impact of the Restatement on the consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 is shown in the accompanying tables.  The primary impact of the Restatement on the consolidated balance sheet at June 30, 2005 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.  The impact of the Restatement on the consolidated balance sheet and consolidated statements of cash flows is shown in the accompanying tables.

The following table presents the effect of the Restatement on the consolidated balance sheet:

	June 30, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
ASSETS

Current assets:
Cash and cash equivalents	$10,313	$—	$10,313
Short-term marketable debt securities	22,583	—	22,583
Accounts receivable, net	12,035	(1,646)	10,389
Inventories	21,393	—	21,393
Inventories at customers under purchase orders	3,646	5,648	9,294
Prepaid expenses and other current assets	1,651	300	1,951
Total current assets	71,621	4,302	75,923

Property and equipment, net	5,342	—	5,342
Long-term marketable debt securities	9,034	—	9,034
Purchased technology, net	3,098	—	3,098
Goodwill	498	—	498
Other assets	162	—	162
Total assets	$89,755	$4,302	$94,057

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,947	$(200)	$6,747
Accrued compensation	2,952	—	2,952
Other accrued liabilities	2,353	(59)	2,294
Customer deposits and deferred revenues	6,769	10,282	17,051
Total current liabilities	19,021	10,023	29,044

Other non-current liabilities	108	—	108
Total liabilities	19,129	10,023	29,152

Shareholders’ equity:
Common stock, no par value	91,437	10	91,447
Undesignated capital stock, no par value	—	—	—
Accumulated deficit	(20,715)	(5,731)	(26,446)
Accumulated other comprehensive loss	(96)	—	(96)
Total shareholders’ equity	70,626	(5,721)	64,905
Total liabilities and shareholders’ equity	$89,755	$4,302	$94,057

The following table presents the effect of the Restatement on the consolidated statements of operations:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net revenues	$19,688	$(2,939)	$16,749	$19,855	$(1,831)	$18,024
Cost of revenues	8,403	(1,450)	6,953	9,059	(900)	8,159
Gross profit	11,285	(1,489)	9,796	10,796	(931)	9,865

Selling, general and administrative expenses	7,237	(1)	7,236	5,390	—	5,390
Research and development expenses	3,324	—	3,324	3,322	—	3,322
Operating income (loss)	724	(1,488)	(764)	2,084	(931)	1,153

Merger expenses	(11,991)	—	(11,991)	—	—	—
Interest income	335	(1)	334	189	—	189

Income (loss) before provision for income taxes	(10,932)	(1,489)	(12,421)	2,273	(931)	1,342
Provision for income taxes	109	(59)	50	100	(41)	59
Net income (loss)	$(11,041)	$(1,430)	$(12,471)	$2,173	$(890)	$1,283

Net income (loss) per share:
Basic	$(0.61)	(0.08)	$(0.69)	$0.12	(0.05)	$0.07
Diluted	$(0.61)	(0.08)	$(0.69)	$0.12	(0.05)	$0.07

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	18,005		18,005	17,778		17,778
Diluted	18,005		18,005	18,349		18,349

The following table presents the effect of the Restatement on the consolidated statements of operations:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenues	$38,105	$(6,320)	$31,785	$36,255	$(1,386)	$34,869
Cost of revenues	16,762	(2,985)	13,777	16,117	(900)	15,217
Gross profit	21,343	(3,335)	18,008	20,138	(486)	19,652

Selling, general and administrative expenses	13,526	48	13,574	10,579	—	10,579
Research and development expenses	6,990	—	6,990	6,230	—	6,230
Operating income (loss)	827	(3,383)	(2,556)	3,329	(486)	2,843

Merger expenses	(13,225)	—	(13,225)	—	—	—
Interest income	623	—	623	390	—	390

Income (loss) before provision for income taxes	(11,775)	(3,383)	(15,158)	3,719	(486)	3,233
Provision for income taxes	164	(64)	100	100	—	100
Net income (loss)	$(11,939)	$(3,319)	$(15,258)	$3,619	$(486)	$3,133

Net income (loss) per share:
Basic	$(0.67)	(0.18)	$(0.85)	$0.20	(0.02)	$0.18
Diluted	$(0.67)	(0.18)	$(0.85)	$0.20	(0.03)	$0.17

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	17,936		17,936	17,700		17,700
Diluted	17,936		17,936	18,421		18,421

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Six Months Ended June 30, 2005
	As Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(11,939)	$(3,319)	$(15,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,115	—	2,115
Recovery of doubtful accounts	(57)	—	(57)
Tax benefit from stock options exercised	19	(6)	13
Deferred income taxes	6	—	6
Stock based compensation	30		30
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,369)	1,371	(1,998)
Inventories	(1,117)	(25)	(1,142)
Inventories at customers under purchase orders	347	(2,937)	(2,590)
Prepaid expenses and other current assets	664	(89)	575
Accounts payable	3,581	(125)	3,456
Accrued compensation	1,257	55	1,312
Other accrued liabilities	73	(73)	—
Customer deposits and deferred revenues	(72)	5,148	5,076
Net cash used in operating activities	(8,462)	—	(8,462)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	45,389	—	45,389
Purchases of marketable debt securities	(32,119)	—	(32,119)
Purchases of property and equipment	(843)	—	(843)
Investments in other assets	(186)	—	(186)
Proceeds from disposition of property and equipment	4	—	4
Cash paid for acquistions	(28)	—	(28)
Net cash provided by investing activities	12,217	—	12,217

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,161	—	1,161
Redemption of common stock	(120)	—	(120)
Net cash provided by financing activities	1,041	—	1,041

Effect of exchange rates on cash and cash equivalents	(1)	—	(1)
Net increase in cash and cash equivalents	4,795	—	4,795
Cash and cash equivalents at beginning of year	5,518	—	5,518
Cash and cash equivalents at end of year	$10,313	$—	$10,313

	Six Months Ended June 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$3,619	$(486)	$3,133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,019	—	1,019
Provision for doubtful accounts	79	—	79
Stock based compensation	27	—	27
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,185)	2,311	(8,874)
Inventories	(7,048)	—	(7,048)
Inventories at customers under purchase orders	(2,779)	(900)	(3,679)
Prepaid expenses and other current assets	(402)	—	(402)
Accounts payable	2,220	(100)	2,120
Accrued compensation	696	—	696
Other accrued liabilities	9	—	9
Customer deposits and deferred revenues	3,027	(825)	2,202
Net cash used in operating activities	(10,718)	—	(10,718)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	94,356	—	94,356
Purchases of marketable debt securities	(91,499)	—	(91,499)
Purchases of property and equipment	(2,455)	—	(2,455)
Investments in other assets	(77)	—	(77)
Cash paid for acquisitions	(17)	—	(17)
Net cash provided by investing activities	308	—	308

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,988	—	1,988
Net cash provided by financing activities	1,988	—	1,988

Effect of exchange rates on cash and cash equivalents	(13)	—	(13)
Net decrease in cash and cash equivalents	(8,435)	—	(8,435)
Cash and cash equivalents at beginning of year	10,027	—	10,027
Cash and cash equivalents at end of year	$1,592	$—	$1,592

Note 3 – Business Combinations

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

Note 4 – Stock-Based Compensation

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

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss), as reported	$(12,471)	1,283	(15,258)	3,133

Add:
Stock-based employee compensation expense included in net income (loss), as reported	30	—	30	—
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(541)	(521)	(1,342)	(1,674)
Net income (loss), pro forma	$(12,982)	$762	$(16,570)	$1,459

Net income (loss) per share:
As reported:
Basic	$(0.69)	0.07	(0.85)	0.18
Diluted	$(0.69)	0.07	(0.85)	0.17

Pro forma:
Basic	$(0.72)	0.04	(0.92)	0.08
Diluted	$(0.72)	0.04	(0.92)	0.08

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

Note 5 – Marketable Debt Securities

The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$10,454	$5	$(57)	$10,402
Municipal bonds	21,287	1	(73)	21,215
	$31,741	$6	$(130)	$31,617

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,611	$1	$(55)	$12,557
Municipal bonds	32,400	3	(56)	32,347
	$45,011	$4	$(111)	$44,904

The maturities of available-for-sale marketable debt securities were as follows:

	June 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$22,652	$22,583	$28,662	$28,615
Due after one year through three years	7,789	7,742	13,349	13,289
Due after three years	1,300	1,292	3,000	3,000
	$31,741	$31,617	$45,011	$44,904

Net realized gains and losses were not material for the six months ended June 30, 2005 and 2004.

Note 6 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)

Billed receivables	$9,264	$7,994
Unbilled revenue	1,815	1,024
	11,079	9,018
Allowance for doubtful accounts	(690)	(690)
Accounts receivable, net	$10,389	$8,328

Note 7 – Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
		(Restated)

Raw materials	$10,220	$8,449
Work in process	4,065	3,558
Demonstration equipment	4,312	4,152
Finished goods	2,796	3,947
Inventories	$21,393	$20,106

Note 8 – Purchased Technology

Purchased technology was as follows:

	June 30,	December 31,
	2005	2004
Purchased technology	$4,769	$4,651
Less: accumulated amortization	(1,671)	(948)
Purchased technology, net	$3,098	$3,703

Purchased technology increased $118 for the six months ended June 30, 2005 due to contingent consideration paid for the DMSVision acquisition discussed in Note 9 below.  Amortization expense for the six months ended June 30, 2005 and 2004 was $724 and $174, respectively.  Assuming no additional change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2005 is $1,435 and for each of the next four years is $1,208, $800, $378 and none.

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

Note 10 – Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss)	$(12,471)	$1,283	$(15,258)	$3,133

Weighted average common shares:
Basic	18,005	17,778	17,936	17,700
Effect of dilutive stock options and warrants	—	571	—	721
Diluted	18,005	18,349	17,936	18,421

Net income (loss) per share:
Basic	$(0.69)	$0.07	$(0.85)	$0.18
Diluted	$(0.69)	$0.07	$(0.85)	$0.17

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

Note 11 – Accumulated Other Comprehensive Loss

The accumulated balances for each classification of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2005	2004

Currency translation adjustments	$28	$1
Net unrealized losses on marketable debt securities	(124)	(107)
Accumulated other comprehensive loss	$(96)	$(106)

Note 12 – Shareholders’ Equity

Changes in shareholders’ equity during the six months ended June 30, 2005 were as follows:

Shareholders’ equity balance at December 31, 2004 (Restated)	$79,069
Net loss (Restated)	(15,258)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	27
Net unrealized loss on marketable debt securities	(17)
Comprehensive loss (Restated)	(15,248)
Issuances of common stock in conjunction with:
Exercises of employee stock options	1,038
Employee stock purchase plan	123
Redemption of common stock	(120)
Tax benefit from stock options exercised (Restated)	13
Stock-based compensation	30
Shareholders’ equity balance at June 30, 2005 (Restated)	$64,905

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

Note 13 – Significant Customer, Product Line and Geographic Information

The percentage of net revenues derived from major customers was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004
	(Restated)		(Restated)	(Restated)		(Restated)
Net revenues:
Customer A	18%		12%	10%		10%
Customer B		*	20%		*	11%
Customer C		*	14%		*	*
Customer D		*	11%		*	*
Customer E		*	11%		*	*
	18%		68%	10%		21%

*                                         Customer represented less than 10% of net revenues during the period.

The percentage of net revenues by major product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues:
NSX Series	65%	62%	57%	57%
All Surface Systems	7%	6%	14%	13%
3Di Series	3%	8%	6%	9%
Other	25%	24%	23%	21%
	100%	100%	100%	100%

All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Taiwan and South Korea.  The Company derives revenues from shipments to customers outside of the United States.  The percentage of net revenues by the geographic region in which the customer is located was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues:
United States	13%	32%	17%	30%
Taiwan	45%	50%	48%	36%
South Korea	4%	1%	6%	12%
Europe	27%	0%	22%	2%
Japan	2%	3%	2%	5%
Rest of Asia	9%	14%	5%	15%
	100%	100%	100%	100%

Note 14 – Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005.  While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 4, “Stock-Based Compensation.”  The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors the Company is currently assessing.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

Certain statements made in this Form 10-Q/A, as well as oral statements made by us from time to time, which are prefaced with words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” “plans” and similar words and other statements of similar sense, are forward-looking statements.  Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to market acceptance of our products, our ability to successfully develop new products, our ability to protect our intellectual property, our dependence upon international customers and suppliers, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from our suppliers, cyclicality in the microelectronic manufacturing equipment and other industries, management of growth, integration of acquired businesses, and the other risk factors detailed below and in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004, which is being filed with the SEC concurrently with this Form 10-Q/A.  We disclaim any obligation to revise forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

Introduction

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements and related notes included in this Form 10-Q/A.  All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors.

Restatement

We have restated our consolidated financial statements for the years 2004, 2003 and 2002 and for the first two quarters of 2005. Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2004 and 2003.  The initial determination to restate the 2004 and first half 2005 consolidated financial statements was made as a result of a correction of the Company’s application of revenue recognition principles, as contained in the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period. This created the need to restate our 2002 and 2003 consolidated financial statements.  Certain adjustments were recorded to each quarter in 2004 and first two quarters of 2005 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004, $3.1 million in the first quarter of 2005 and $2.4 million in the second quarter of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004, $1.5 million in the first quarter of 2005 and $1.2 million in the second quarter of 2005.  For the three and six months ended June 30, 2004, the Company originally recognized $2.2 million in revenue and $0.9 million in cost of revenue for these AXi 930 sales.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

In the fourth quarter of 2002, the Company began deferring Yield Pilot software revenue and recognizing it over a twelve-month period which represented the Company’s obligation to provide warranty and support.  The Company determined based on a subsequent review of Statement of Position 97-2, “Software Revenue Recognition” that Yield Pilot software revenues should have been recognized upon delivery or customer acceptance.  The correction of this error had no significant impact on revenues for the three months ended June 30, 2005 and decreased revenue by $0.3 million for the three months ended March 31, 2005.  The correction increased revenue by $0.4 million for each of the first two quarters in 2004 and had no impact on cost of revenues.  The correction increased revenue by $0.9 million, $0.5 million and $0.2 million for 2004, 2003 and 2002, respectively and had no impact on costs of revenues.

In the second quarter of 2005, the Company recognized $0.6 million in revenue and $0.2 million in cost of revenue related to the sale of an NSX 105 inspection system.  It was subsequently determined that this revenue should have been deferred until the newly introduced software component of this bundled transaction was completed and delivered.  This error was corrected as part of the restatement of the second quarter of 2005.  The Company expects to realize revenue on the completed transaction in the fourth quarter of 2005 when all elements will be delivered and accepted and fair value has been established for the newly introduced software component.

The Audit Committee worked closely with the Company’s management to review the Restatement and the Company’s policies and practices for the recognition of revenue.

The Restatement impacted the timing of revenue recognition as the AXi 930 enhancement packages have been deferred into the third quarter of 2005 and the Yield Pilot software revenue is recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  The impact of the Restatement on the consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 is shown in Note 2 to our consolidated financial statements included in this Form 10-Q/A.

The primary impact of the Restatement on the consolidated balance sheet at June 30, 2005 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.  The impact of the Restatement on the consolidated balance sheet and consolidated statements of cash flows is shown in Note 2 to our consolidated financial statements included in this Form 10-Q/A.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendement No. 1 on Form 10-K/A for the year ended December 31, 2004.   For the six months ended June 30, 2005, there were no changes to these critical accounting policies.

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

We have sold our systems to many of the leading microelectronic device manufacturers throughout the world.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   In the six months ended June 30, 2005 and 2004 sales to customers that individually represented at least ten percent of our revenues accounted for 10% and 21% of our net revenues, respectively.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.5	45.3	43.3	43.6
Gross profit	58.5	54.7	56.7	56.4

Selling, general and administrative expenses	43.2	29.9	42.7	30.3
Research and development expenses	19.8	18.4	22.0	17.9
Operating income (loss)	(4.5)	6.4	(8.0)	8.2

Merger expenses	(71.6)	—	(41.6)	—
Interest income	2.0	1.0	2.0	1.1
Net income (loss) before provision for income taxes	(74.1)	7.4	(47.6)	9.3
Provision for income taxes	0.3	0.3	0.3	0.3
Net income (loss)	(74.4)%	7.1%	(47.9)%	9.0%

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

Net Revenues.  Net revenues decreased $1.3 million, or 7.1%, to $16.7 million for the three months ended June 30, 2005, from $18.0 million for the same period in 2004.  Net revenues decreased $3.1 million, or

8.8%, to $31.8 million for the six months ended June 30, 2005, from $34.9 million for the same period in 2004.  The decrease in net revenues during the six months ended June 30, 2005 was primarily due to a decrease in sales to the NSX/3Di and AXi series system sales partially offset by the revenues from DMS Vision which was acquired in July 2004.  Revenues derived from systems sold for front-end wafer fab applications accounted for 31.7% and 49.0% of total net revenues in the first half of 2005 and the first half of 2004, respectively.  Revenues in the third quarter of 2005 are expected to range from flat to an increase of 10%, as compared to the second quarter of 2005.

Net revenues from international sales represented 87% and 68% of total net revenues for the three months ended June 30, 2005 and 2004, respectively.  International revenues during these periods were primarily the result of sales to Asia, which comprised 60% and 68% of total net revenues for the three months ended June 30, 2005 and 2004, respectively.  Sales to Europe for the three months ended June 30, 2005 represented the next highest concentration with 27% of net revenues, which is the highest three-month revenue ever from that continent.  Net revenues from international sales represented 83% and 70% of total net revenues for the six months ended June 30, 2005 and 2004, respectively, and were primarily the result of sales to Asia, which comprised 61% and 68% of total net revenues.

Gross Profit.  Gross profit as a percent of net revenues increased to 58.5% for the three months ended June 30, 2005, from 54.7% for the same period in 2004.  Gross profit as percentage of net revenues increased to 56.7% for the six months ended June 30, 2005, from 56.4% for the same period in 2004.  Gross profit percentage increased primarily as a result of revenues from DMSVision software sales and improved margins within the NSX Series, partially offset by higher rework costs related to certain systems and the recording of lower of cost or market adjustments related to certain component parts that became obsolete due to engineering design changes.  We expect to continue to experience pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.  The impact of these reductions in gross profit is expected to be offset by higher margin products sold into front end applications.  We expect future gross profit as a percentage of net revenues to be between 54% and 57%.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and related benefits, depreciation and amortization, and travel expenses.  SG&A expenses were $7.2 million and $13.6 million for the three and six months ended June 30, 2005, compared to $5.4 million and $10.6 million for the same periods in 2004.  SG&A expenses as a percentage of net revenues were 43.2% and 42.7% for the three and six months ended June 30, 2005, compared to 29.9% and 30.3% of net revenues for the same periods in 2004.  The increase in expense dollars was primarily the result of severance costs, amortization of purchased technology resulting from the DMSVision acquisition and technology purchased from Excelerate, and expenses associated with both increased personnel and support costs associated with an increased number of demo systems.  We expect SG&A expense dollars to decrease in the third quarter of 2005, as compared to the second quarter of 2005, due to a reduction in severance expenses, partially offset by increased marketing costs related to tradeshows.

Research and Development Expenses.  Research and development (“R&D”) expenses consist primarily of employee salaries and related benefits for individuals engaged in the research, design and development of new products.  R&D expenses were $3.3 million and $7.0 million for the three and six months ended June 30, 2005, compared to $3.3 million and $6.2 million for the same periods in 2004.  R&D expenses as a percentage of net revenues were 19.8% and 22.0% for the three and six months ended June 30, 2005, compared to 18.4% and 17.9% for the same periods in 2004.  The increase in expense dollars during the six months ended June 30, 2005 was primarily due to employee compensation and related benefits associated with the hiring of additional staff to complete certain stages of development of the all surface inspection systems.  In addition, expenses increased due to the DMSVision acquisition completed in July 2004.  We currently anticipate that research and development expense dollars will increase in the third quarter of 2005 as we continue to expand our suite of software solutions.

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

Income Taxes.  We currently anticipate a pretax profit in 2005 for income tax purposes, as compared to a pretax loss under generally accepted accounting principles, due to the fact that the merger expenses are primarily nondeductible for income tax purposes.  In addition, as a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at June 30, 2005.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As of December 31, 2004, the valuation allowance was $9.3 million.  The above factors have resulted in the recording of a provision for income taxes for the three and six months ended June 30, 2005 and 2004, primarily to reflect foreign income taxes and federal alternative minimum taxes owed.

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

Accounts Receivable.  Accounts receivable increased $2.1 million from December 31, 2004 to June 30, 2005.  Our days sales outstanding (“DSO”) during the three months ended June 30, 2005 was 54 days.  This compares to a DSO of 53 days in the first quarter of 2005.  The increase in the DSO during the second quarter is primarily due to the timing of revenues during the quarter.  The increase in accounts receivable resulted in a use of cash during the six months ended June 30, 2005, as we have funded shipments for increased revenues prior to receiving payments from customers.  We believe our DSO will be between 50 and 65 days in future quarters.

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

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders increased from $6.7 million at December 31, 2004 to $9.3 million at June 30, 2005.  We anticipate that a portion of this inventory will be recognized as revenue during 2005.  We anticipate that this inventory will increase as shipments of newly introduced products increase.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2005 was $8.5 million, primarily due to $12.3 million in cash paid for merger expenses, an increase in accounts receivable, inventories, and inventories at customers under purchase orders, partially offset by increases in accounts payable, accrued compensation, and customer deposits and deferred revenues.  Excluding cash payments for merger expenses, cash generated from operating activities was $3.9 million for the six months ended June 30, 2005.  Net cash provided by investing activities was $12.2 million, primarily due to $13.3 million of net proceeds from maturities of marketable debt securities, partially offset by $1.0 million of additions to property and equipment, and other assets.  Net cash provided by financing activities was $1.0 million, primarily related to proceeds received from exercises of stock options.  We currently expect to generate cash from operating activities during the remainder of 2005.

Net cash used in operating activities for the six months ended June 30, 2004 was $10.7 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net income and increased accounts payable, accrued compensation and customer deposits.  Net cash provided by investing activities was $308,000, primarily due to $2.9 million of net proceeds from sales of marketable securities and partially offset by $2.5 million for purchases of property and equipment.  Net cash provided by financing activities was $2.0 million from the proceeds received from issuances of common stock.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005.  While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 4, “Stock-Based Compensation.”  The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors we are currently assessing.

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

Item 4.                                   Controls and Procedures

Overview

As previously disclosed in a Current Report on Form 8-K which we filed on September 29, 2005 and as described in our Explanatory Note to this Form 10-Q/A and Note 2 to our accompanying consolidated financial statements, in connection with preparing to finalize our results for the quarter ended September 30, 2005, we determined that certain revenue recognized in 2004 and the first half of 2005 should have been deferred until later periods.  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  We also have determined that an internal control deficiency existed related to the knowledge and application of revenue recognition methods in accordance with U.S. generally accepted accounting principles.  Based on the impact of the aforementioned accounting errors, we determined to restate our financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, as well as interim financial statements for the quarters ended March 31, 2005 and June 30, 2005.  Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2004 and 2003.

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2.  We have determined that the material weakness was that we did not maintain adequate controls and procedures to assure that multi-element arrangements and related software revenue components were accounted for in accordance with generally accepted accounting principles.  The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed the internal control deficiency with our Audit Committee, has discussed it with our independent registered public accounting firm, KPMG LLP, and has advised our Audit Committee that the deficiency is a material weakness in our internal control over financial reporting.

(a)   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our, or any, system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2005. At the time of the initial filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, on the basis of that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In light of the material weakness in internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2005.

In response to this material weakness, management performed additional analyses and other post-closing procedures to ensure our restated consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the restated consolidated financial statements included in this report and our Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)                                  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

During October 2005, we implemented the remedial measures outlined below to address the identified material weakness in connection with the preparation of our restated financial statements included in our Form 10-K/A for the year ended December 31, 2004.  We have recently dedicated additional resources to the review of our control processes and procedures surrounding revenue recognition.  Furthermore, we have been conducting a thorough review and evaluation of our internal controls over revenue recognition as part of our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

In order to remediate the weakness in our internal control over financial reporting, management has implemented the following measures as of the date of filing of this report and our Form 10-K/A:

•                  Enhanced our revenue recognition procedures by updating our contract evaluation criteria and decision process flowcharts.  These evaluation and process updates were developed as a result of performing a thorough review of applicable accounting literature related to revenue recognition, particularly EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

•                  Modified our revenue recognition procedures on software contracts requiring postcontract customer support in accordance with the guidelines of SOP 97-2, “Software Revenue Recognition” and subsequent interpretations.

•                  Enhanced our revenue recognition procedures to assure vendor-specific objective evidence is obtained to establish fair value for undelivered software elements prior to recognizing revenue.

•                  Implemented additional training for accounting personnel to enhance their understanding of the applicable revenue recognition principles.

•                  Implemented additional training for our sales personnel to enhance communications of pertinent revenue information to our accounting department that would impact accounting for agreements containing multiple deliverables.

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

AUGUST TECHNOLOGY CORPORATION

Date: November 9, 2005	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ STANLEY D. PIEKOS
Stanley D. Piekos
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q/A

For the quarter ended:	Commission File No.: 000-30637

June 30, 2005

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1*	Amendment to Employment Agreement between the Company and David Klenk, dated May 5, 2005

10.2*	Separation Agreement and Release between the Company and David Klenk, dated May 5, 2005

31.1**	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2**	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

*                 Previously filed with the Original Filing

**          Filed herewith