Form 10-K/A
period 2004-12-31
AUGUST TECHNOLOGY CORP
filed 2005-11-10
CIK 1063527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

AUGUST TECHNOLOGY CORPORATION

EXPLANATORY NOTE

As previously disclosed, August Technology Corporation (the “Company”) has restated its consolidated financial statements for the year 2004 and for the first two quarters of 2005. The determination to restate these financial statements was made as a result of a correction of the Company’s application of revenue recognition principles contained in the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  As a result, the Company has restated its consolidated financial statements for the years 2004, 2003 and 2002 and for the first two quarters of 2005 (the “Restatement”).  Our restated consolidated financial statements will also include disclosure of restated quarterly results for 2004 and 2003.  The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) worked closely with the Company’s management to review the Restatement and the Company’s policies and practices for the recognition of revenue.  Further information on the adjustments can be found in Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements.

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2004, 2003 and 2002 and the notes related thereto. Certain adjustments were recorded to each quarter in 2004 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.  For a more detailed description of the Restatement, see Note 2, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Item 1 of Part I and Items 6, 7, 8 and 9A of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005 and/or the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement prior to December 31, 2004. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

AUGUST TECHNOLOGY CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

FOR THE YEAR ENDED DECEMBER 31, 2004

Description

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Executive Officers of the Registrant

PART II

Item 5.	Market for Registrant’s Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits and Financial Statement Schedules

Signatures

Schedule II	Valuation and Qualifying Accounts

Exhibits

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

The following table represents our net revenues for the years ended December 31, 2004 and 2003 from each of the microelectronic markets we serve.

Microelectronic Market	2004 (Restated)		2003 (Restated)		Year-over- year change
	Net Revenues	Percent of total net revenues	Net Revenues	Percent of total net revenues
	(in thousands)		(in thousands)
Semiconductor	$46,047	73%	$17,888	44%	157%
Advanced packaging applications	8,414	14%	15,822	39%	-47%
Optoelectronics	5,847	9%	2,581	6%	127%
MEMS	1,830	3%	2,775	7%	-34%
Data Storage & other	529	1%	1,734	4%	-69%
Total	$62,667		$40,800		54%

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

In 2004, 38% of our revenues were derived from products and solutions introduced during the prior two years.  We plan to continue making significant investments in research and development to maintain and extend our technology leadership.

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

			Applications
			Front-End
Product	Introduced	Functionality	Fab	Outgoing Quality Control	Final Manufacturing

AXi Series	2003	• Advanced detection of defects >0.5 micron • Inspection of patterned and unpatterned wafers • In line, high-speed, 100% inspection • Full color review	X	X
E20	2003	• 2D defect detection of the wafer’s edge • Metrology of edge features	X	X	X
B20	2003	• 2D defect detection of the wafer’s backside	X	X	X
NSX Series	1997	• Fully automated defect detection >0.5 micron • 2D wafer, die & bump inspection • In line, high-speed, 100% inspection		X	X
3Di Series	2001	• 2D & 3D wafer bump inspection & metrology system • In line, high-speed, 100% inspection		X	X
VersaScope (1)	2003	• Advanced imaging microscope-based system • Harmony review and classification system	X
YieldPilot	2000	• Tool-centric defect and metrology review and analysis software used with the NSX, 3Di, and AXi Series • Reduces defect review time • Allows offline defect review	X	X	X
DMSVision (2)	1994	• Fabwide software for archival and retrieval of process related data • Facilitates root cause analysis, yield enhancement and yield learning	X	X
CV Series	1993	• Verification of critical wafer carrier dimensions	X

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

Revenues from all surface inspection systems represented 12%, 11% and 0% of our net revenues during 2004, 2003 and 2002, respectively.

E20 —Automated wafer edge inspection and metrology systems.     In July 2003, we introduced the E20 for wafer edge inspection and metrology, which inspects for chip-outs, cracks, delamination, residual resist, particles and other defects that occur along the edge of the wafer. The E20 also automatically performs metrology of key edge features and is designed for deployment at several locations throughout the fab. For example, automated edge inspection, implemented during the lithography process, will identify wafer edge variations and particles early and allow for possible wafer rework that can increase yields and reduce manufacturing costs. Due to the increase in edge area and wafer stress levels in 300mm wafer processing, the value of wafer edge inspection is magnified. The E20 also incorporates our latest user-interface platform, making the system easy to set up and run in production.

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

Revenues from the NSX Series represented 60%, 49% and 44% of our net revenues in 2004, 2003 and 2002, respectively.

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

Research and Development

Our success depends on our ability to effectively develop and commercialize new technologies and products. Our research and development activities emphasize application development and new product introductions in collaboration with our customers. Our engineering teams support these efforts with software development, machine vision technology, optics, lighting and precision motion control expertise. Our recent product development efforts resulted in several new product enhancements within our NSX Series, AXi Series, and YieldPilot product lines as well as new capabilities that expanded our front-end fab and all-surface applications.  New product introductions in 2004 include the AXi-935 for front-end advanced macro defect inspection and the NSX-115 for post-fab advanced macro defect inspection.  We also placed significant effort into leveraging our core automated inspection technologies into other applications within the microelectronic device manufacturing process and anticipate announcing new products related to this effort in 2005. We spent 22%, 26% and 39% of our net revenues on research and development during 2004, 2003 and 2002, respectively.

To maintain technology leadership and pursue customer driven opportunities for the application of our core technologies, we plan to continue to invest in research and development to bring new products to market and add additional capabilities to extend our market leadership and meet our customers’ product characterization needs.

Customers

We have sold our systems to many of the leading microelectronic device manufacturers throughout the world.  Customers accounting for more than 10% of net revenues during 2004 included Taiwan Semiconductor Manufacturing Co, STMicroelectronics, and Cree, Inc.  Customers accounting for more than 10% of net revenues during 2003 included Samsung Electronics Corporation, Texas Instruments Incorporated, Intel Corporation, and Advanced Semiconductor Engineering, Inc.  Customers accounting for more than 10% of net revenues during 2002 included Intel Corporation and Silicon Precision Industries Co., Ltd.  There were no other customers, which accounted for greater than 10% of net revenues during 2004, 2003, or 2002.

Net revenues by geographic region were as follows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
United States	30%	24%	48%
Taiwan	39%	39%	37%
South Korea	8%	13%	—
Japan	4%	6%	4%
Rest of Asia	14%	6%	4%
Europe and other	5%	12%	7%
	100%	100%	100%

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

Backlog

Our backlog was $33.7 million as of December 31, 2004, as compared to $18.6 million as of December 31, 2003. Our backlog consists of orders for which we have accepted purchase orders and have either assigned shipment dates within the next twelve months or under which systems have shipped but have not yet met customer specifications. These orders are subject to cancellation or delay by the customer without penalty. In addition, since only a portion of our revenues for any quarter represents systems that were in backlog as of the beginning of that quarter, we do not believe that backlog is necessarily an accurate indication of our future revenues and performance.

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

Item 6.  Selected Financial Data

The consolidated statement of operations data set forth below for each of the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from the audited consolidated financial statements, included elsewhere in this Form 10-K/A.  The following 2004, 2003 and 2002 information has been restated to reflect adjustments to the Original Filing that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2, “Restatement of Financial Statements” to our consolidated financial statement included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.  The consolidated statement of operations data set forth below for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements, which are not included in this Form 10-K/A.  You should read the data set forth below in conjunction with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K/A.

	Years Ended December 31,
	2004 (1)	2003 (2)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$62,667	$40,800	$25,249	$29,784	$31,666
Cost of revenues	29,261	18,290	11,068	12,039	12,594
Gross profit	33,406	22,510	14,181	17,745	19,072

Selling, general and administrative expenses	22,751	14,359	13,013	12,379	10,426
Research and development expenses	13,561	10,430	9,847	7,940	6,945
Operating income (loss)	(2,906)	(2,279)	(8,679)	(2,574)	1,701

Interest income	847	407	624	1,427	978
Other income (expense)	73	—	—	(17)	—
Income (loss) before provision for (benefit from) income taxes	(1,986)	(1,872)	(8,055)	(1,164)	2,679
Provision for (benefit from) income taxes (3)	292	—	687	(813)	807
Net income (loss)	$(2,278)	$(1,872)	$(8,742)	$(351)	$1,872

Net income (loss) per share:
Basic	$(0.13)	$(0.13)	$(0.67)	$(0.03)	$0.17
Diluted	$(0.13)	$(0.13)	$(0.67)	$(0.03)	$0.16

Weighted average common shares:
Basic	17,755	14,381	13,033	12,723	11,049
Diluted	17,755	14,381	13,033	12,723	11,770

	December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable debt securities	$50,422	$63,850	$18,777	$25,857	$29,193
Working capital	52,566	63,488	29,567	37,171	36,872
Total assets	98,422	88,947	39,510	47,155	47,897
Total debt	—	—	—	—	—
Total shareholders’ equity	79,069	79,146	35,058	42,523	41,685

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

(3)   We recorded a full valuation allowance against our deferred tax assets in the second quarter of 2002. The recording of the valuation allowance resulted in a provision for income taxes, rather than the recording of a tax benefit on the pre-tax loss. We have subsequently continued to record a full valuation allowance against our deferred tax assets. The Company has recorded a provision for income taxes of $292 in 2004 primarily to provide for foreign and alternative minimum taxes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto and with the “Cautionary Statements” section included elsewhere in this Form 10-K/A.  All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

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

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004 and $5.5 million in the first half of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004 and $2.7 million in the first half of 2005.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

In the fourth quarter of 2002, the Company began deferring Yield Pilot software revenue and recognizing it over a twelve-month period which represented the Company’s obligation to provide warranty and support.  The Company determined based on a subsequent review of Statement of Position 97-2, “Software Revenue Recognition” that Yield Pilot software revenues should have been recognized upon delivery or customer acceptance.  The correction of this error increased revenue by $0.9 million, $0.5 million and $0.2 million for 2004, 2003 and 2002, respectively and had no impact on costs of revenues.

The Audit Committee worked closely with the Company’s management to review the Restatement and the Company’s policies and practices for the recognition of revenue.

The Restatement impacted the timing of revenue recognition as the AXi 930 enhancement packages have been deferred into the third quarter of 2005 and the Yield Pilot software revenue is recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  The primary impact of the Restatement on the consolidated balance sheet at December 31, 2004 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The impact on the December 31, 2003 consolidated balance sheet was to decrease deferred revenue related to Yield Pilot.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.

Further information on the nature and impact of these adjustments is provided in Note 2 to our consolidated financial statements contained elsewhere in this Form 10-K/A.

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

Our business is subject to the highly cyclical nature of the microelectronic device manufacturing markets we serve. These cycles are caused by significant, and often rapid, fluctuations in the supply and demand of microelectronic devices driven by such factors as changes in technology and global economic conditions. As a result of these fluctuations, our quarterly orders and revenues have fluctuated dramatically.  After a three year industry downturn we began to experience an industry recovery during the second half of 2003, which resulted in a significant increase in revenues and orders during each quarter until the third quarter of 2004.  In the third quarter of 2004 we encountered yet another slowdown resulting in a decrease in the rate of orders being received, and a delay in shipments of certain systems under previously received orders.  This resulted in a sequential decrease in quarterly revenues and a lower level of orders in backlog, as compared to the end of the second quarter.  In response to this slowdown, we implemented certain cost cutting initiatives during the fourth quarter of 2004.  These initiatives included staffing reductions, reductions in management compensation, cuts in discretionary spending and mandatory time-off for employees (the “Cost Cutting Initiatives”).  We estimate that these actions resulted in cost savings of approximately $475,000 during the fourth quarter.  Despite the slowdown in the third quarter of 2004, we experienced a 58.4% and 53.6% overall increase in the level of orders and revenues, respectively, during 2004, and have a record level of backlog at December 31, 2004 of $33.7 million, as compared to $18.6 million at December 31, 2003.

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

Results of Operations

The following table presents the consolidated statements of operations as a percentage of net revenues.

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	46.7	44.8	43.8
Gross profit	53.3	55.2	56.2

Selling, general and administrative expenses	36.3	35.2	51.5
Research and development expenses	21.6	25.6	39.0
Operating income (loss)	(4.6)	(5.6)	(34.3)

Interest income	1.3	1.0	2.5
Other income	0.1	—	—
Income (loss) before provision for income taxes	(3.2)	(4.6)	(31.8)
Provision for income taxes	0.4	—	2.7
Net income (loss)	(3.6)%	(4.6)%	(34.5)%

Year ended December 31, 2004 compared to the year ended December 31, 2003

Net Revenues.  Net revenues increased $21.9 million, or 53.6%, to $62.7 million in 2004, from $40.8 million in 2003.  The increase in net revenues was primarily due to increased sales of higher throughput NSX Series systems and all surface inspection systems.  Revenues from these product lines increased primarily as a result of higher sales into the front end of the wafer fabrication process, and an overall increase in demand due to the industry recovery that began in the second half of 2003 and continued through the first half of 2004.  Revenues derived from systems sold for front end wafer fab applications accounted for 40% of total revenues in 2004, as compared to 21% in 2003.  Revenues from the NSX Series and all surface inspection systems were 60% and 12% of total net revenues in 2004, respectively, as compared to 49% and 11%, respectively, in 2003.  Net revenues derived from international sales represented 70% and 76% of total net revenues in 2004 and 2003, respectively.  International net revenues were primarily the result of sales to Taiwan and the rest of Asia, which comprised 65% and 64% of total net revenues in 2004 and 2003, respectively.

Gross Margin.  Gross margin decreased to 53.3% of net revenues in 2004 as compared to 55.2% of net revenues in 2003.  Gross margins decreased 1.4 percentage points as a result of the write-off of $870,000 of inventory related to the WAV Series product line, as the WAV’s functionality has been integrated into the NSX Series product line.  In addition, we have experienced pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.  These decreases were partially offset by increased revenue from our YieldPilot software.  We expect gross margins in the next year to be between 53% and 57%.

Selling, General and Administrative.  Selling, general and administrative expenses increased $8.4 million, or 58.4%, to $22.8 million, or 36.3% of net revenues, in 2004, from $14.4 million, or 35.2% of net revenues, in 2003. The increase in expense dollars was primarily the result of costs associated with (i) new hires and contractors in our field service and sales groups to support increased revenues, customer demonstrations in front-end wafer processing applications and our direct sales and service office in South Korea, which opened in March 2004; (ii) the ongoing operations of three acquisitions completed subsequent to the first quarter of 2003; (iii) higher variable costs associated with increased revenues; and (iv) compliance with the Sarbanes Oxley Act.  The increase was partially offset by the Cost Cutting Initiatives.  We expect selling, general and administrative expense dollars to increase in future quarters, primarily as a result of variable expenses associated with an expected higher level of revenues and higher recruiting, relocation and compensation costs related to the retention and hiring of employees.  However, selling, general and administrative expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in selling, general and administrative expenses.

Research and Development.  Research and development expenses increased $3.1 million, or 30.0%, to $13.5 million, or 21.6% of net revenues, in 2004, from $10.4 million, or 25.6% of net revenues, in 2003.  The increase in expense dollars was primarily due to employee compensation and related benefits associated with the hiring of additional staff and an increase in the use of outside contractors to complete certain stages of development of the E20 for edge and B20 for backside inspection systems and VersaScope, and further enhancements to both the NSX Series and AXi Series.  In addition, expenses increased due to three acquisitions completed subsequent to the first quarter of 2003.  The increase was partially offset by savings from the Cost Cutting Initiatives.  We plan to maintain our commitment to invest in the continued expansion of our business in the front-end of the wafer manufacturing process and expansion of our suite of software solutions.  As a result, we currently anticipate that research and development expense dollars will increase in future quarters.  However, research and development expenses as a percentage of revenues are expected to decrease, as revenues are expected to increase at a higher rate than the increase in research and development expenses.

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

Income Taxes.  As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at December 31, 2004.  As a result, we did not reflect a provision for income taxes during 2003, and have recorded a provision for income taxes of $292,000 for 2004, primarily to reflect foreign income tax owed.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  We currently expect to have an effective income tax rate of between ten and fifteen percent in 2005, primarily to recognize alternative minimum taxes and foreign income tax owed.  As of December 31, 2004 we had recorded a valuation allowance of $9.3 million.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Net Revenues.  Net revenues increased $15.6 million, or 59.8%, to $40.8 million in 2003, from $25.2 million in 2002.  The increase in net revenues was primarily the result of higher sales of new models within the NSX Series which were introduced in the middle of 2002 and revenues from the AXi Series, which was introduced in the first quarter of 2003.  Although the AXi Series initially shipped in the first quarter of 2003, we did not begin to recognize revenue until the second half of 2003.  Revenues in 2003 from the NSX Series and AXi Series were $20.0 million and $4.7 million, of total revenues, respectively, as compared to $11.2 million and none, respectively, in 2002.  Overall, revenues from products introduced in the last two years increased to $19.0 million, or 47%, in 2003 as compared to $12.1 million, or 48%, in 2002.  Revenues also increased due to sales of products acquired in the STI and CSI acquisitions.  The increase was partially offset by lower revenues from the 3Di Series.  Net revenues derived from international sales represented 76% and 52% of total net revenues in 2003 and 2002, respectively.  International net revenues were primarily the result of sales to Taiwan and the rest of Asia, which comprised 65% and 45% of total net revenues in 2003 and 2002, respectively.

Gross Profit.  Gross margin decreased to 55.2% of net revenues in 2003 as compared to 56.2% of net revenues in 2002.  The decrease in gross margin percentage was primarily due to (i) a higher level of write-offs of obsolete and excess inventory; (ii) an increase in the number of NSX Series systems that included subsystem options manufactured by third parties, which have lower gross margins than our core inspection systems; and (iii) lower margins on the AXi Series systems sold under our joint development program with a leading device manufacturer.

Selling, General and Administrative.  Selling, general and administrative expenses increased $1.4 million, or 10.3%, to $14.4 million, or 35.2% of net revenues, in 2003, from $13.0 million, or 51.5% of net revenues in 2002. The expense dollars in 2003 increased due to higher variable costs, such as sales commissions and variable employee compensation costs associated with the increased level of revenues, recruiting and relocation costs associated with hiring new employees, costs associated with the ongoing operations and amortization of purchased technology from the STI and CSI acquisitions, and costs associated with an increase in the number of systems being evaluated by customers.  The increase was partially offset by the fact that the prior year included the write-off of costs related to potential acquisitions, the modification of our distributor agreement with Metron Technology B.V and higher employee severance costs.

Research and Development.  Research and development expenses increased $583,000, or 5.9%, to $10.4 million, or 25.6% of net revenues, in 2003, from $9.8 million, or 39.0% of net revenues, in 2002. The expense dollars increased primarily due to depreciation and amortization expense related to assets and software capitalized subsequent to the beginning of 2002, employee salaries and related benefits associated with the employees of STI and CSI and higher travel costs related to visiting customer locations.  These increases were partially offset by a decrease in the use of outside services and contractors in the development of new and existing products.  We believe our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial investments in our research and development efforts. Our investments in new technology and existing product enhancements are intended to enable our customers to achieve a higher return on their capital investments and higher productivity through cost-effective, leading edge technology solutions.

Interest income, net.  Net interest income decreased $217,000 to $407,000 in 2003 from $624,000 in 2002. The decrease in interest income was due to lower rates of return earned on investment balances in 2003 as compared to 2002 and lower average investment balances in 2003.

Income Taxes.  There was no benefit for income taxes in 2003 compared to a provision for income taxes of $687,000, or an effective tax rate of 8.5%, in 2002.  The provision for income taxes in 2002, rather than a benefit from income taxes related to the pretax loss, is due to the recording of a full valuation allowance against deferred tax assets, in the second quarter of 2002.

Liquidity and Capital Resources

At December 31, 2004 our principal sources of liquidity consisted of cash, cash equivalents and investments in marketable debt securities of $50.4 million, compared to $63.9 million at December 31, 2003, a decrease of $13.5 million.  During 2004, working capital decreased to $52.6 million as compared to $63.5 million at December 31, 2003.  The decrease was primarily due to a decrease in cash and equivalents and short-term investments to fund operations and capital expenditures and increased customer deposits and deferred revenues, partially offset by increased accounts receivable and inventories.  During the next twelve months, and beyond, we intend to utilize our current sources of liquidity to fund operations, specifically to enhance our position in the front-end wafer fabrication process.  We have no outstanding debt at December 31, 2004.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisitions.

Accounts Receivable.  Our accounts receivable increased $4.2 million from December 31, 2003 to December 31, 2004.  Our days sales outstanding (“DSO”) during 2004 was 36 days.  This compares to a DSO of 50 days in 2003.  The decrease in DSO is primarily due to the timely collection of our accounts receivable in 2004.  The increase in accounts receivable resulted in a use of cash of $4.2 million during 2004, as we have funded shipments for increased revenues prior to receiving payments from customers.  Due to the high mix of international revenues during current and prior quarters, which generally require a longer time for collection, we believe our DSO will be between 55 and 65 days in future quarters.

Inventories.  Inventories increased $8.5 million from December 31, 2003 to December 31, 2004.  The increase is primarily due to the need to support new product introductions, increased backlog and increased demonstration equipment at customers under evaluation, primarily in front-end wafer processing applications.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders increased $4.4 million from December 31, 2003 to December 31, 2004, primarily due to shipments of models within our AXi and NSX Series that have not yet qualified for revenue recognition. We anticipate that the NSX portion of this inventory will be recognized as revenue during the first quarter of 2005 and the AXi portion deferred in the Restatement (approximately $2.7 million inventory value) will be recognized as revenue during the third quarter of 2005.  We also expect that this inventory will increase as shipments of newly introduced products increase.

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

The following table summarizes our future cash payments due under contractual obligations as of December 31, 2004:

	Operating Leases	Purchase Obligations	Open Purchase Orders	Total
	(In thousands)

2005	$794	$4,424	$3,435	$8,653
2006	670	—	—	670
2007	621	—	—	621
2008	621	—	—	621
2009	628	—	—	628
Thereafter	1,503	—	—	1,503

Total	$4,837	$4,424	3,435	$12,696

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

Impact of Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-K/A. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors we are currently assessing.

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

Cautionary Statements

Certain statements contained in this Form 10-K/A and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.  We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

Our business may be adversely affected and, under certain circumstances, we may be required to pay a termination fee under certain circumstances if the merger with Nanometrics is not completed.

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

Sales to our ten largest customers accounted for 63%, 73% and 66% of net revenues in 2004, 2003 and 2002, respectively.  Our customers are able to cancel orders, prior to shipment, with few or no penalties.

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

International sales have accounted for a significant portion of our revenues in recent years.  Sales outside of the United States accounted for 70%, 76% and 52% of our net revenues in 2004, 2003 and 2002, respectively. In addition, we rely on non-United States suppliers for several components of the systems we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. International sales and our relationships with suppliers and customers may be hurt by many factors, including:

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

Sales to customers in Asia accounted for 65%, 64% and 45% of our net revenues in 2004, 2003 and 2002, respectively. We expect our dependence upon the Asian market to increase. In recent years, Asia has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. Our revenues depend upon the capital expenditures of microelectronic manufacturers, many of whom have operations and customers in Asia. Serious economic problems in Asia would likely result in a significant decrease in the sale of equipment to microelectronic industries. If we are unable to maintain our customer relationships in Asia, our future financial condition, revenues and operating results will be negatively affected.

We will continue to rely upon distributors for a portion of our future sales, and a disruption in our relationships with these distributors could have a negative impact on our international sales.

Sales through our independent distributors represented 4%, 9% and 8% of our net revenues in 2004, 2003 and 2002, respectively. One distributor accounts for a significant portion of these sales. The activities of these distributors are not fully within our control. Although we believe that we maintain good relations with our independent distributors, the relationships may nevertheless deteriorate in the future. A reduction in the sales or service efforts or financial viability of any of our independent distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers.

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

Changes in accounting for stock-based compensation could adversely affect our results of operations.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of August Technology Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005, except as to the second through final paragraphs of Management’s Report on Internal Control over Financial Reporting (as Restated), which are as of November 8, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Minneapolis, Minnesota

March 7, 2005, except as to Note 2 to the consolidated financial statements, which is as of November 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

August Technology Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as Restated) (Item 9A(c)) that August Technology Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). August Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2004:

The Company did not have effective policies and procedures, or personnel with sufficient technical knowledge of revenue recognition principles, to ensure that multi-element arrangements and related software revenue components were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for sufficient identification of contract terms, or concurrent transactions, that impact the timing of revenue recognition.

As a result of the aforementioned material weakness in internal control over financial reporting as of December 31, 2004, the Company recognized a material amount of revenue in 2004 and the first half of 2005 that should have been deferred until later periods and improperly deferred revenue recognition starting in the fourth quarter of 2002 for certain software sales for which revenue should have been recognized upon delivery or customer acceptance (see Note 2 to the Company’s consolidated financial statements for a discussion of the Company’s restatement to previously issued financial statements). This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the interim periods in 2004 and 2003.

As stated in the second through final paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated) (Item 9A(c)), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting.

In our opinion, management’s restated assessment that the August Technology Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the August Technology Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of August Technology Corporation and subsidiaries as of December 31, 2004 and 2003, and the related restated consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing and extent of audit test applied in our audit of the restated 2004 consolidated financial statements, and this report does not affect our report dated March 7, 2005, except as to Note 2 to the consolidated financial statements, which is as of November 8, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

March 7, 2005, except as to the second through final paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated) (Item 9A(c)), which are as of November 8, 2005

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,518	$10,027
Short-term marketable debt securities	28,615	43,528
Accounts receivable, net	8,328	4,094
Inventories	20,106	11,651
Inventories at customers under purchase orders	6,704	2,293
Prepaid expenses and other current assets	2,517	1,631
Total current assets	71,788	73,224

Property and equipment, net	5,994	3,141
Long-term marketable debt securities	16,289	10,295
Purchased technology, net	3,703	1,179
Goodwill	498	498
Other assets	150	610

Total assets	$98,422	$88,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,291	$5,409
Accrued compensation	1,636	1,146
Other accrued liabilities	2,322	1,414
Customer deposits and deferred revenues	11,973	1,767
Total current liabilities	19,222	9,736

Other non-current liabilities	131	65
Total liabilities	19,353	9,801

Commitments and contingencies (note 13)	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized 17,839,298 and 17,382,538 shares issued and outstanding, respectively	90,363	88,086
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Deferred compensation related to stock options	—	(49)
Accumulated deficit	(11,188)	(8,910)
Accumulated other comprehensive income (loss)	(106)	19

Total shareholders’ equity	79,069	79,146

Total liabilities and shareholders’ equity	$98,422	$88,947

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Net revenues	$62,667	$40,800	$25,249
Cost of revenues	29,261	18,290	11,068
Gross profit	33,406	22,510	14,181

Selling, general and administrative expenses	22,751	14,359	13,013
Research and development expenses	13,561	10,430	9,847
Operating loss	(2,906)	(2,279)	(8,679)

Interest income	847	407	624
Other income	73	—	—
Loss before provision for income taxes	(1,986)	(1,872)	(8,055)
Provision for income taxes	292	—	687
Net loss	$(2,278)	$(1,872)	$(8,742)

Net loss per share:
Basic	$(0.13)	$(0.13)	$(0.67)
Diluted	$(0.13)	$(0.13)	$(0.67)

Weighted average number of shares:
Basic	17,755	14,381	13,033
Diluted	17,755	14,381	13,033

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Deferred	Retained	Accumulated
	Shares Issued And Outstanding	Amount	Compensation Related To Stock Options	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2001	12,812,164	$41,020	$(192)	$1,704	$(9)	$42,523

Net loss (Restated)	—	—	—	(8,742)	—	(8,742)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(3)	(3)
Net unrealized gain on securities	—	—	—	—	55	55
Comprehensive loss (Restated)						(8,690)
Issuances of common stock in conjunction with:
Exercises of employee stock options	303,673	942	—	—	—	942
Employee stock purchase plan	36,467	220	—	—	—	220
Amortization of deferred compensation related to stock options	—	(24)	87	—	—	63

Balances at December 31, 2002 (Restated)	13,152,304	42,158	(105)	(7,038)	43	35,058

Net loss (Restated)	—	—	—	(1,872)	—	(1,872)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(8)	(8)
Net unrealized loss on securities	—	—	—	—	(16)	(16)
Comprehensive loss (Restated)						(1,896)
Issuances of common stock in conjunction with:
Follow on public offering, net of expenses	3,490,238	42,049	—	—	—	42,049
Acquisitions	415,385	2,160	—	—	—	2,160
Exercises of employee stock options	282,341	1,498	—	—	—	1,498
Employee stock purchase plan	42,270	219	—	—	—	219
Expense related to issuances of stock options to nonemployees	—	7	—	—	—	7
Amortization of deferred compensation related to stock options	—	(5)	56	—	—	51

Balances at December 31, 2003 (Restated)	17,382,538	88,086	(49)	(8,910)	19	79,146

Net loss (Restated)	—	—	—	(2,278)	—	(2,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	21	21
Net unrealized loss on securities	—	—	—	—	(146)	(146)
Comprehensive loss (Restated)						(2,403)
Issuances of common stock in conjunction with:
Exercises of employee stock options	414,171	1,880	—	—	—	1,880
Employee stock purchase plan	30,714	297	—	—	—	297
Restricted stock award	2,500	20	—	—	—	20
Exercises of warrants	9,375	11	—	—	—	11
Tax benefit from stock options exercised	—	65	—	—	—	65
Expense related to issuances of stock options to nonemployees	—	4	—	—	—	4
Amortization of deferred compensation related to stock options	—	—	49	—	—	49
Balances at December 31, 2004 (Restated)	17,839,298	$90,363	$—	$(11,188)	$(106)	$79,069

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(2,278)	$(1,872)	$(8,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,007	1,951	1,399
Provision for doubtful accounts	135	195	148
Tax benefit from stock options exercised	65	—	—
Amortization of deferred compensation related to stock options	49	51	63
Issuance of restricted stock	20	—	—
Deferred income taxes	19	—	896
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,244)	3,171	(2,465)
Inventories	(8,427)	(3,474)	920
Inventories at customers under purchase orders	(4,411)	(312)	20
Prepaid expenses and other current assets	(883)	(188)	1,427
Accounts payable	(2,116)	3,130	632
Accrued compensation	481	591	(61)
Other accrued liabilities	783	849	(113)
Customer deposits and deferred revenues	9,957	(245)	(638)

Net cash provided by (used in) operating activities	(7,843)	3,847	(6,514)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	228,884	246,020	34,738
Purchases of marketable debt securities	(220,110)	(282,978)	(27,231)
Purchases of property and equipment	(5,021)	(981)	(1,209)
Cash paid in acquisitions	(2,343)	(1,539)	—
Investments in other assets	(252)	—	(571)

Net cash provided by (used in) investing activities	1,158	(39,478)	5,727

Cash flows from financing activities:
Net proceeds from follow on offering	—	42,049	—
Net proceeds from issuances of common stock	2,187	1,717	1,162

Net cash provided by financing activities	2,187	43,766	1,162

Effect of exchange rates on cash and cash equivalents	(11)	(3)	(3)

Net increase (decrease) in cash and cash equivalents	(4,509)	8,132	372

Cash and cash equivalents at beginning of year	10,027	1,895	1,523

Cash and cash equivalents at end of year	$5,518	$10,027	$1,895

Supplemental cash flow information:
Cash refunds (payments) of income taxes, net	$(99)	$218	$1,747
Common stock issued for acquisitions	$—	$2,160	$—

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1 – Nature of Business and Summary of Significant Accounting Policies

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. The Company regularly assesses the recoverability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amounts believed to be realizable, considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon carry back to prior periods, tax planning strategies, the scheduled reversal of deferred tax liabilities and the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s level of historical taxable losses in recent years and the uncertainty of future taxable income, the Company concluded during the second quarter of 2002, and continues to believe, that a full valuation allowance against the deferred tax assets is appropriate. The valuation allowance at December 31, 2004 was $9,311.

Comprehensive Income (Loss). Comprehensive income (loss) represents the change in equity during a period from transactions and other events and circumstances excluding transactions resulting from investments by shareholders and distributions to shareholders.

Foreign Currency Translation. Assets and liabilities of the Company’s Taiwan, Korean, and United Kingdom subsidiaries are translated at current period end exchange rates. Income and expense accounts are translated at the average exchange rate in effect during the period. The resulting translation adjustment is excluded from operations and accumulated as a separate component of shareholders’ equity.

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

During December 2004, the Compensation Committee (the “Committee”) of the Company’s Board of Directors reviewed the Company’s stock-based compensation plan in light of evolving compensation practices and the anticipated issuance by the Financial Accounting Standards Board (“FASB”) of its revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) which upon adoption requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s consolidated statement of operations based on their fair values. After consideration of various alternatives, the Committee approved the accelerated and full vesting of all unvested outstanding employee stock options with exercise prices above $11.00 per share issued prior to December 21, 2004. The effect of the vesting acceleration was the vesting of 249 options and the recognition of additional stock-based employee compensation expense of $1,943 in the fourth quarter of 2004 in the Company’s pro forma disclosure below. This previously deferred stock-based employee compensation expense, included in the pro forma disclosures, would otherwise in part have been recognized in the Company’s consolidated statements of operations in future periods after the adoption of SFAS 123R in the third quarter of 2005.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net loss, as reported	$(2,278)	$(1,872)	$(8,742)
Stock compensation expense	(5,043)	(1,598)	(2,491)
Pro forma net loss	$(7,321)	$(3,470)	$(11,233)

Basic net loss per share:
As reported	$(0.13)	$(0.13)	$(0.67)
Pro forma	(0.41)	(0.24)	(0.86)

Diluted net loss per share:
As reported	$(0.13)	$(0.13)	$(0.67)
Pro forma	(0.41)	(0.24)	(0.86)

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

System sales are accounted for as multiple-element arrangements. In transactions that include multiple products and/or services, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value of delivered elements, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

Spare parts revenue: Spare parts revenue is recognized when the parts have been shipped, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

Software revenue: Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of postcontract customer support (“PCS”).  In situations where PCS is included during the first year of the license and such support is insignificant and upgrades/enhancements are not provided, the revenue attributable to PCS is recognized upon shipment or customer acceptance of the software license.  In situations where PCS is included during the first year of the license and such support is significant and upgrades/enhancements are frequent, the revenue attributable to PCS is recognized ratably over the support period based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for arrangements with significant PCS, all revenue is deferred and recognized ratably over the support period.

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

Note 2 – Restatement of Financial Statements

We have restated our consolidated financial statements for the years 2004, 2003 and 2002 and for the first two quarters of 2005. In addition, certain disclosures in Notes 1, 3, 5, 6, 9, 12, 15 and 16 to the consolidated financial statements contained in this report have been restated to reflect the Restatement adjustments. Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2004 and 2003. The initial determination to restate the 2004 and first half 2005 consolidated financial statements was made as a result of a correction of the Company’s application of revenue recognition principles, as contained in the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period. This created the need to restate our 2003 and 2002 consolidated financial statements. Certain adjustments were recorded to each quarter in 2004 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004 and $5.5 million in the first half of 2005) and recognized the revenue for these sales. The cost of revenues related to these sales was $2.7 million in 2004 and $2.7 million in the first half of 2005. During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages. In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21. The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

In the fourth quarter of 2002, the Company began deferring Yield Pilot software revenue and recognizing it over a twelve-month period which represented the Company’s obligation to provide warranty and support. The Company determined based on a subsequent review of Statement of Position 97-2, “Software Revenue Recognition” that Yield Pilot software revenues should have been recognized upon delivery or customer acceptance. The correction of this error increased revenue by $0.9 million, $0.5 million and $0.2 million for 2004, 2003 and 2002, respectively and had no impact on costs of revenues.

The Restatement impacted the timing of revenue recognition as the AXi 930 enhancement packages have been deferred into the third quarter of 2005 and the Yield Pilot software revenue is recognized upon delivery or customer acceptance rather than ratably over a twelve-month period. The impact of the Restatement on the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 is shown in the accompanying tables.

The primary impact of the Restatement on the consolidated balance sheet at December 31, 2004 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement. The impact on the December 31, 2003 consolidated balance sheet was to decrease deferred revenue related to Yield Pilot. The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities. The impact of the Restatement on the consolidated balance sheets and consolidated statements of cash flows is shown in the accompanying tables.

The following table presents the effect of the Restatement on the consolidated balance sheet:

	December 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
ASSETS

Current assets:
Cash and cash equivalents	$5,518	$—	$5,518
Short-term marketable debt securities	28,615	—	28,615
Accounts receivable, net	8,603	(275)	8,328
Inventories	20,131	(25)	20,106
Inventories at customers under purchase orders	3,993	2,711	6,704
Prepaid expenses and other current assets	2,306	211	2,517
Total current assets	69,166	2,622	71,788

Property and equipment, net	5,994	—	5,994
Long-term marketable debt securities	16,289	—	16,289
Purchased technology, net	3,703	—	3,703
Goodwill	498	—	498
Other assets	150	—	150
Total assets	$95,800	$2,622	$98,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,366	$(75)	$3,291
Accrued compensation	1,691	(55)	1,636
Other accrued liabilities	2,306	16	2,322
Customer deposits and deferred revenues	6,841	5,132	11,973
Total current liabilities	14,204	5,018	19,222

Other non-current liabilities	131	—	131
Total liabilities	14,335	5,018	19,353

Shareholders’ equity:
Common stock, no par value	90,347	16	90,363
Undesignated capital stock, no par value	—	—	—
Accumulated deficit	(8,776)	(2,412)	(11,188)
Accumulated other comprehensive loss	(106)	—	(106)
Total shareholders’ equity	81,465	(2,396)	79,069
Total liabilities and shareholders’ equity	$95,800	$2,622	$98,422

The following table presents the effect of the Restatement on the consolidated balance sheet:

	December 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
ASSETS

Current assets:
Cash and cash equivalents	$10,027	$—	$10,027
Short-term marketable debt securities	43,528	—	43,528
Accounts receivable, net	4,094	—	4,094
Inventories	11,651	—	11,651
Inventories at customers under purchase orders	2,293	—	2,293
Prepaid expenses and other current assets	1,631	—	1,631
Total current assets	73,224	—	73,224

Property and equipment, net	3,141	—	3,141
Long-term marketable debt securities	10,295	—	10,295
Purchased technology, net	1,179	—	1,179
Goodwill	498	—	498
Other assets	610	—	610
Total assets	$88,947	$—	$88,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,409	$—	$5,409
Accrued compensation	1,146	—	1,146
Other accrued liabilities	1,414	—	1,414
Customer deposits and deferred revenues	2,436	(669)	1,767
Total current liabilities	10,405	(669)	9,736

Other non-current liabilities	65	—	65
Total liabilities	10,470	(669)	9,801

Shareholders’ equity:
Common stock, no par value	88,086	—	88,086
Undesignated capital stock, no par value	—	—	—
Deferred compensation related to stock options	(49)	—	(49)
Accumulated deficit	(9,578)	668	(8,910)
Accumulated other comprehensive income	18	1	19
Total shareholders’ equity	78,477	669	79,146
Total liabilities and shareholders’ equity	$88,947	$—	$88,947

The following table presents the effect of the Restatement on the consolidated statement of operations:

	Year Ended December 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated

Net revenues	$68,443	$(5,776)	$62,667
Cost of revenues	31,925	(2,664)	29,261
Gross profit	36,518	(3,112)	33,406

Selling, general and administrative expenses	22,798	(47)	22,751
Research and development expenses	13,561	—	13,561
Operating income (loss)	159	(3,065)	(2,906)

Interest income	847	—	847
Other income	73	—	73

Income (loss) before provision for income taxes	1,079	(3,065)	(1,986)
Provision for income taxes	277	15	292
Net income (loss)	$802	$(3,080)	$(2,278)

Net income (loss) per share:
Basic	$0.05	(0.18)	$(0.13)
Diluted	$0.04	(0.17)	$(0.13)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	17,755	—	17,755
Diluted	18,211	(456)	17,755

The following table presents the effect of the Restatement on the consolidated statement of operations:

	Year Ended December 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated

Net revenues	$40,323	$477	$40,800
Cost of revenues	18,290	—	18,290
Gross profit	22,033	477	22,510

Selling, general and administrative expenses	14,359	—	14,359
Research and development expenses	10,430	—	10,430
Operating loss	(2,756)	477	(2,279)

Interest income	407	—	407
Other income	—	—	—

Loss before provision for income taxes	(2,349)	477	(1,872)
Provision for income taxes	—	—	—
Net loss	$(2,349)	$477	$(1,872)

Net loss per share:
Basic	$(0.16)	$0.03	$(0.13)
Diluted	$(0.16)	$0.03	$(0.13)

Weighted average shares outstanding used to calculate net loss per share:
Basic	14,381	—	14,381
Diluted	14,381	—	14,381

The following table presents the effect of the Restatement on the consolidated statement of operations:

	Year Ended December 31, 2002
	As
	Previously		As
	Reported	Adjustments	Restated

Net revenues	$25,058	$191	$25,249
Cost of revenues	11,068	—	11,068
Gross profit	13,990	191	14,181

Selling, general and administrative expenses	13,013	—	13,013
Research and development expenses	9,847	—	9,847
Operating loss	(8,870)	191	(8,679)

Interest income	624	—	624
Other income	—	—	—

Loss before provision for income taxes	(8,246)	191	(8,055)
Provision for income taxes	687	—	687
Net loss	$(8,933)	$191	$(8,742)

Net loss per share:
Basic	$(0.69)	$0.02	$(0.67)
Diluted	$(0.69)	$0.02	$(0.67)

Weighted average shares outstanding used to calculate net loss per share:
Basic	13,033	—	13,033
Diluted	13,033	—	13,033

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Year Ended December 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$802	$(3,080)	$(2,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,007	—	3,007
Provision for doubtful accounts	135	—	135
Tax benefit from stock options exercised	50	15	65
Amortization of deferred compensation related to stock options	49	—	49
Issuance of restricted stock	20	—	20
Deferred income taxes	19	—	19
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,519)	275	(4,244)
Inventories	(8,452)	25	(8,427)
Inventories at customers under purchase orders	(1,700)	(2,711)	(4,411)
Prepaid expenses and other current assets	(672)	(211)	(883)
Accounts payable	(2,041)	(75)	(2,116)
Accrued compensation	536	(55)	481
Other accrued liabilities	767	16	783
Customer deposits and deferred revenues	4,156	5,801	9,957
Net cash used in operating activities	(7,843)	—	(7,843)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	228,884	—	228,884
Purchases of marketable debt securities	(220,110)	—	(220,110)
Purchases of property and equipment	(5,021)	—	(5,021)
Cash paid in acquisitions	(2,343)	—	(2,343)
Investments in other assets	(252)	—	(252)
Net cash provided by investing activities	1,158	—	1,158

Cash flows from financing activities:
Net proceeds from issuances of common stock	2,187	—	2,187
Net cash provided by financing activities	2,187	—	2,187

Effect of exchange rates on cash and cash equivalents	(11)	—	(11)
Net decrease in cash and cash equivalents	(4,509)	—	(4,509)
Cash and cash equivalents at beginning of year	10,027	—	10,027
Cash and cash equivalents at end of year	$5,518	$—	$5,518

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Year Ended December 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(2,349)	$477	$(1,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,951	—	1,951
Provision for doubtful accounts	195	—	195
Tax benefit from stock options exercised	—	—	—
Amortization of deferred compensation related to stock options	51	—	51
Issuance of restricted stock	—	—	—
Deferred income taxes	—	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,171	—	3,171
Inventories	(3,474)	—	(3,474)
Inventories at customers under purchase orders	(312)	—	(312)
Prepaid expenses and other current assets	(188)	—	(188)
Accounts payable	3,130	—	3,130
Accrued compensation	591	—	591
Other accrued liabilities	849	—	849
Customer deposits and deferred revenues	232	(477)	(245)
Net cash provided by operating activities	3,847	—	3,847

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	246,020	—	246,020
Purchases of marketable debt securities	(282,978)	—	(282,978)
Purchases of property and equipment	(981)	—	(981)
Cash paid in acquisitions	(1,539)	—	(1,539)
Investments in other assets	—	—	—
Net cash used in investing activities	(39,478)	—	(39,478)

Cash flows from financing activities:
Net proceeds from issuances of common stock	43,766	—	43,766
Net cash provided by financing activities	43,766	—	43,766

Effect of exchange rates on cash and cash equivalents	(3)	—	(3)
Net increase in cash and cash equivalents	8,132	—	8,132
Cash and cash equivalents at beginning of year	1,895	—	1,895
Cash and cash equivalents at end of year	$10,027	$—	$10,027

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Year Ended December 31, 2002
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(8,933)	$191	$(8,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,399	—	1,399
Provision for doubtful accounts	148	—	148
Tax benefit from stock options exercised	—	—	—
Amortization of deferred compensation related to stock options	63	—	63
Issuance of restricted stock	—	—	—
Deferred income taxes	896	—	896
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,465)	—	(2,465)
Inventories	920	—	920
Inventories at customers under purchase orders	20	—	20
Prepaid expenses and other current assets	1,427	—	1,427
Accounts payable	632	—	632
Accrued compensation	(61)	—	(61)
Other accrued liabilities	(113)	—	(113)
Customer deposits and deferred revenues	(447)	(191)	(638)
Net cash used in operating activities	(6,514)	—	(6,514)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	34,738	—	34,738
Purchases of marketable debt securities	(27,231)	—	(27,231)
Purchases of property and equipment	(1,209)	—	(1,209)
Cash paid in acquisitions	—	—	—
Investments in other assets	(571)	—	(571)
Net cash provided by investing activities	5,727	—	5,727

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,162	—	1,162
Net cash provided by financing activities	1,162	—	1,162

Effect of exchange rates on cash and cash equivalents	(3)	—	(3)
Net increase in cash and cash equivalents	372	—	372
Cash and cash equivalents at beginning of year	1,523	—	1,523
Cash and cash equivalents at end of year	$1,895	$—	$1,895

Note 3 – Business Combinations

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

	Years Ended December 31,
	2004		2003
	As reported	Pro forma	As reported	Pro forma
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$62,667	$63,185	$40,800	$42,872
Net loss	(2,278)	(3,279)	(1,872)	(3,978)

Net loss per share:
Basic	$(0.13)	$(0.18)	$(0.13)	$(0.28)
Diluted	$(0.13)	$(0.18)	$(0.13)	$(0.28)

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

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2004	2003
	(Restated)
Billed receivables	$7,994	$3,837
Unbilled revenue	1,024	812
	9,018	4,649
Allowance for doubtful accounts	(690)	(555)
Accounts receivable, net	$8,328	$4,094

Unbilled revenue represents revenue that has been earned for equipment shipped but not billed due to the payment terms of the customer order.

Note 6 – Inventories

Inventories consisted of the following:

	December 31,
	2004	2003
	(Restated)
Raw materials	$8,449	$4,645
Work in process	3,558	2,305
Demonstration equipment	4,152	1,603
Finished goods	3,947	3,098
Inventories	$20,106	$11,651

Note 7 – Purchased Technology

Purchased technology was as follows:

	December 31,
	2004	2003
Purchased technology	$4,651	$1,370
Less: accumulated amortization	(948)	(191)
Purchased technology, net	$3,703	$1,179

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

Note 8 – Property and Equipment

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

Note 9 – Income Taxes

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(Restated)
Current:
Federal	$65	$—	$(239)
State	(36)	—	—
Foreign	244	—	30
	273	—	(209)
Deferred:
Federal	17	—	679
State	2	—	217
Foreign	—	—	—
	19	—	896
Total provision for income taxes	$292	$—	$687

A reconciliation of the expected federal income taxes at the statutory rate of 34% to the actual provision for income taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Expected federal income tax	$(675)	$(636)	$(2,739)
General business credits	(61)	(312)	(283)
Tax exempt income	(15)	(90)	(58)
Nondeductible expenses	109	59	100
Change in valuation allowance	917	979	3,454
State income tax, net of federal tax effect	(22)	—	144
Foreign tax	(9)	—	30
Other	48	—	39

Actual provision for income taxes	$292	$—	$687

Deferred taxes consisted of the following:

	December 31,
	2004	2003
	(Restated)	(Restated)
Current deferred tax assets:
Deferred revenue, net of related costs	$1,437	$—
Allowance for doubtful accounts	248	209
Inventory reserve	586	198
Warranty accrual	339	90
Compensation accrual	143	48
Accrued lease obligation	33	12

Total current deferred tax assets	2,786	557

Long-term deferred tax assets:
Net operating loss carryovers	5,708	5,638
General business credits	1,361	1,319
Accrued lease obligation	40	25
Amortization of identified intangibles	138	—
Other	38	—

Total gross deferred tax assets	10,071	7,539

Current deferred tax liabilities:
Prepaid expenses	(35)	(51)

Long-term deferred tax liabilities:
Depreciation	(725)	(207)
Amortization of goodwill	(19)	—

Total gross deferred tax liabilities	(779)	(258)

Valuation allowance	(9,311)	(7,281)

Net deferred tax liability	$(19)	$—

The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $9,311 and $7,281, respectively.  The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $2,030 and $1,992, respectively.

At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $15,827 that will begin to expire in 2022 and state net operating loss carryforwards of approximately $6,332 that will begin to expire in 2016.  The net operating losses are available to offset future federal and state taxable income, if any.  In addition, the Company has general business tax credits for federal and state tax purposes of approximately $1,085 and $416, respectively, which are available to offset future federal and state regular income taxes, if any, and will begin to expire in 2015.

Subsequently recognized tax benefits relating to the $9,311 valuation allowance for deferred tax assets as of December 31, 2004, would be reported in the consolidated statements of operations as an income tax benefit of $5,726 and in the consolidated statements of shareholders’ equity as a tax benefit from stock options exercised of $3,585.

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

Note 10 – Short-Term Debt

On April 30, 2004, the Company’s revolving credit line agreement expired.  There was no balance outstanding under the agreement at December 31, 2003.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) were as follows:

	December 31,
	2004	2003

Foreign currency translation adjustments	$1	$(20)
Unrealized gains (losses) on marketable debt securities	(107)	39
Accumulated other comprehensive income (loss)	$(106)	$19

Note 12 – Shareholders’ Equity

Net Loss Per Share

The components of basic and diluted net loss per share were as follows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Net loss	$(2,278)	$(1,872)	$(8,742)

Weighted average common shares:
Basic	17,755	14,381	13,033
Effect of dilutive stock options and warrants	—	—	—
Diluted	17,755	14,381	13,033

Net loss per share:
Basic	$(0.13)	$(0.13)	$(0.67)
Diluted	$(0.13)	$(0.13)	$(0.67)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the years ended December 31, 2004, 2003 and 2002 were 1,702, 1,884 and 1,556, respectively.

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

Information with respect to option activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	1,616	$7.06
Granted	700	6.59
Exercised	(304)	3.10
Forfeited	(217)	9.11

Outstanding at December 31, 2002	1,795	7.30
Granted	448	7.30
Exercised	(282)	5.30
Forfeited	(161)	9.35

Outstanding at December 31, 2003	1,800	7.43
Granted	721	12.23
Exercised	(414)	4.54
Forfeited	(143)	10.94

Outstanding at December 31, 2004	1,964	$9.54

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices		Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
					Exercisable
						Weighted
					Exercisable	Average
					Options	Exercise Price

$1.20 -	3.99	213	3.1	$2.86	153	$2.46
4.00 -	4.36	204	5.2	4.32	91	4.31
4.37 -	7.10	225	4.8	5.56	113	5.25
7.11 -	9.19	201	9.0	7.98	26	8.02
9.20 -	10.05	192	4.4	9.75	129	9.76
10.06 -	10.38	244	9.8	10.37	53	10.37
10.39 -	12.00	195	3.8	11.40	149	11.62
12.01 -	13.75	188	3.5	13.07	188	13.07
13.76 -	17.42	138	6.2	15.72	138	15.72
17.43 -	22.65	164	7.6	19.15	164	19.15

$1.20 -	22.65	1,964	5.8	$9.54	1,204	$10.69

Note 13 – Commitments and Contingencies

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

Note 14 – Employee Retirement Plan

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

Note 15 – Significant Customer, Product Line and Geographic Information

The percentage of net revenues derived from major customers and accounts receivable related to these customers were as follows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net revenues:
Customer A	11%	*	*
Customer B	11%	*	*
Customer C	10%	*	*
Customer D	*	12%	*
Customer E	*	12%	*
Customer F	*	11%	15%
Customer G	*	11%	*
Customer H	*	*	10%
Total	32%	46%	25%

	December 31,
	2004	2003
	(Restated)	(Restated)
Accounts receivable:
Customer A	20%	*
Customer B	24%	*
Customer C	5%	*
Customer D	*	1%
Customer E	*	7%
Customer F	*	11%
Customer G	*	5%
Customer H	*	*
Total	49%	24%

* Customer represented less than 10% of net revenues during the period.

The percentage of net revenues by major product line was as follows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net revenues:
NSX Series	60%	49%	44%
All Surface Systems	12%	11%	0%
3Di Series	6%	15%	37%
Other	22%	25%	19%
	100%	100%	100%

All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Taiwan and South Korea.  The Company derives revenues from shipments to customers outside of the United States.  The percentage of net revenues by geographic region was as follows:

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net revenues:
United States	30%	24%	48%
Taiwan	39%	39%	37%
South Korea	8%	13%	—
Japan	4%	6%	4%
Rest of Asia	14%	6%	4%
Europe and other	5%	12%	7%
	100%	100%	100%

Note 16 – Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)

Net revenues	$16,845	$18,024	$11,101	$16,697
Gross profit	9,787	9,865	4,725	9,029
Operating income (loss)	1,690	1,153	(5,299)	(450)
Net income (loss)	1,850	1,283	(5,109)	(302)

Net income (loss) per share:
Basic	$0.10	$0.07	$(0.29)	$(0.02)
Diluted	$0.10	$0.07	$(0.29)	$(0.02)

Weighted average common shares:
Basic	17,622	17,778	17,803	17,815
Diluted	18,486	18,349	17,803	17,815

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003
	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)

Net revenues	$6,579	$7,693	$11,774	$14,754
Gross profit	3,624	4,145	6,674	8,067
Operating income (loss)	(2,351)	(1,502)	271	1,303
Net income (loss)	(2,253)	(1,424)	342	1,463

Net income (loss) per share:
Basic	$(0.17)	$(0.11)	$0.02	$0.09
Diluted	$(0.17)	$(0.11)	$0.02	$0.08

Weighted average common shares:
Basic	13,158	13,352	13,844	17,171
Diluted	13,158	13,352	14,578	18,291

(1) As described in Note 2 to our consolidated financial statements, we have restated our 2004, 2003 and 2002 consolidated statements of operations related to revenue recognition.  The effect of the Restatement on the quarterly results is presented in the following table.

Summary Effect of the Restatement on Quarterly Financial Data

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
As Previously Reported
Net revenues	$16,400	$19,855	$15,516	$16,672
Cost of revenues	7,058	9,059	8,187	7,621
Gross profit	9,342	10,796	7,329	9,051

Selling, general and administrative expenses	5,189	5,390	6,202	6,017
Research and development expenses	2,908	3,322	3,822	3,509
Operating income (loss)	1,245	2,084	(2,695)	(475)

Interest income	201	189	204	253
Other income	—	—	46	27

Income (loss) before provision for income taxes	1,446	2,273	(2,445)	(195)
Provision for income taxes	—	100	—	177
Net income (loss)	$1,446	$2,173	$(2,445)	$(372)

Net income (loss) per share:
Basic	$0.08	$0.12	$(0.14)	$(0.02)
Diluted	$0.08	$0.12	$(0.14)	$(0.02)

Restatement Summary
Net revenues	445	(1,831)	(4,415)	25
Cost of revenues	—	(900)	(1,811)	47
Gross profit	445	(931)	(2,604)	(22)
Selling, general and administrative expenses	—	—	—	(47)
Provision for income taxes	41	(41)	60	(45)

As Restated
Net revenues	$16,845	$18,024	$11,101	$16,697
Cost of revenues	7,058	8,159	6,376	7,668
Gross profit	9,787	9,865	4,725	9,029

Selling, general and administrative expenses	5,189	5,390	6,202	5,970
Research and development expenses	2,908	3,322	3,822	3,509
Operating income (loss)	1,690	1,153	(5,299)	(450)

Interest income	201	189	204	253
Other income	—	—	46	27

Income (loss) before provision for income taxes	1,891	1,342	(5,049)	(170)
Provision for income taxes	41	59	60	132
Net income (loss)	$1,850	$1,283	$(5,109)	$(302)

Net income (loss) per share:
Basic	$0.10	$0.07	$(0.29)	$(0.02)
Diluted	$0.10	$0.07	$(0.29)	$(0.02)

Summary Effect of the Restatement on Quarterly Financial Data

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003
As Previously Reported
Net revenues	$6,563	$7,757	$11,685	$14,318
Cost of revenues	2,955	3,548	5,100	6,687
Gross profit	3,608	4,209	6,585	7,631

Selling, general and administrative expenses	3,207	3,213	3,808	4,131
Research and development expenses	2,768	2,434	2,595	2,633
Operating income (loss)	(2,367)	(1,438)	182	867

Interest income	98	78	71	160
Other income	—	—	—	—

Income (loss) before provision for income taxes	(2,269)	(1,360)	253	1,027
Provision for income taxes	—	—	—	—
Net income (loss)	$(2,269)	$(1,360)	$253	$1,027

Net income (loss) per share:
Basic	$(0.17)	$(0.10)	$0.02	$0.06
Diluted	$(0.17)	$(0.10)	$0.02	$0.06

Restatement Summary
Net revenues	16	(64)	89	436
Cost of revenues	—	—	—	—
Gross profit	16	(64)	89	436

As Restated
Net revenues	$6,579	$7,693	$11,774	$14,754
Cost of revenues	2,955	3,548	5,100	6,687
Gross profit	3,624	4,145	6,674	8,067

Selling, general and administrative expenses	3,207	3,213	3,808	4,131
Research and development expenses	2,768	2,434	2,595	2,633
Operating income (loss)	(2,351)	(1,502)	271	1,303

Interest income	98	78	71	160
Other income	—	—	—	—

Income (loss) before provision for income taxes	(2,253)	(1,424)	342	1,463
Provision for income taxes	—	—	—	—
Net income (loss)	$(2,253)	$(1,424)	$342	$1,463

Net income (loss) per share:
Basic	$(0.17)	$(0.11)	$0.02	$0.09
Diluted	$(0.17)	$(0.11)	$0.02	$0.08

Note 17 – Subsequent Events

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

Also on January 27, 2005, Rudolph issued a press release with proposed terms slightly different from those described in the letter.  The press release stated that Rudolph is prepared to enter into a merger with the Company whereby each shareholder of the Company will receive the value of $2.16 per share in cash and 0.4955 per share in Rudolph common stock (equivalent to $10.50 per share of the Company’s Common Stock, based on the closing price of Rudolph stock on January 27, 2005).  The press release stated that each of the Company’s shareholders would have the option to elect to receive all cash, stock or a combination of cash and stock, subject to proration based on total cash consideration of $40 million.

The Company’s Board of Directors has agreed, based on the advice of its financial advisors and legal counsel, to further examine the Rudolph offer provided that Rudolph first executes a confidentiality agreement in the form required by the Merger Agreement with Nanometrics.  As of the date of the Original Filing, the Company and Rudolph have not reached agreement on the form of confidentiality agreement and no discussions regarding Rudolph’s offer have taken place.

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

The Company’s Board of Directors has agreed, based on the advice of its financial advisors and legal counsel, to further examine the KLA offer provided that KLA first executes a confidentiality agreement in the form required by the Merger Agreement with Nanometrics.  As of the date of the Original Filing, the Company and KLA have not reached agreement on the form of confidentiality agreement and no discussions regarding KLA’s offer have taken place.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Overview

As previously disclosed in a Current Report on Form 8-K which we filed on September 29, 2005 and as described in our Explanatory Note to this Form 10-K/A and Note 2 to our accompanying consolidated financial statements, in connection with preparing to finalize our results for the quarter ended September 30, 2005, we determined that certain revenue recognized in 2004 and the first half of 2005 should have been deferred until later periods.  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  We also have determined that an internal control deficiency existed related to the knowledge and application of revenue recognition methods in accordance with U.S. generally accepted accounting principles.  Based on the impact of the aforementioned accounting errors, we determined to restate our financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, as well as interim financial statements for the quarters ended March 31, 2005 and June 30, 2005.  Our restated consolidated financial statements also include disclosure of restated quarterly results for 2004 and 2003.

Management has determined that the internal control deficiency that resulted in the aforementioned accounting errors is a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2.  We have determined that the material weakness was that we did not maintain adequate controls and procedures to ensure that multi-element arrangements and related software revenue components were accounted for in accordance with generally accepted accounting principles.  The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed the internal control deficiency with our Audit Committee, has discussed it with our independent registered public accounting firm, KPMG LLP, and has advised our Audit Committee that the deficiency is a material weakness in our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2004. At the time of the initial filing of this report, on the basis of that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In light of the material weakness in internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer now have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004.

In response to this material weakness, management performed additional analyses and other post-closing procedures to ensure our restated consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the restated consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)   Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

During October 2005, we implemented the remedial measures outlined below to address the identified material weakness in connection with the preparation of our restated financial statements included in this Amendment No. 1 to Form 10-K for the year ended December 31, 2004.  We have recently dedicated additional resources to the review of our control processes and procedures surrounding revenue recognition.  Furthermore, we have been conducting a thorough review and evaluation of our internal controls over revenue recognition as part of our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

In order to remediate the weakness in our internal control over financial reporting, management has implemented the following measures as of the date of filing of this Amendment No. 1 to Form 10-K:

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

(c)    Management’s Report on Internal Control Over Financial Reporting (as Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). At the time of the initial filing of this report, based on our evaluation under the framework in Internal Control—Integrated

Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

On September 23, 2005, the Company determined that it needed to restate its financial statements for 2004 and the first half of 2005 to correct errors in accounting for revenue.  Subsequent review procedures also identified the need for the Company to restate its financial statements for 2003 and 2002 to correct additional errors in accounting for revenue.  As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the COSO framework and identified a material weakness in internal control over financial reporting as of December 31, 2004, as follows:

•                  The Company did not have effective policies and procedures, or personnel with sufficient technical knowledge of revenue recognition principles, to ensure that multi-element arrangements and related software revenue components were accounted for in accordance with generally accepted accounting principles.  Specifically, the Company’s policies and procedures did not provide for sufficient identification of contract terms, or concurrent transactions, that impact the timing of revenue recognition.

As a result of this material weakness, the Company recognized a material amount of revenue in 2004 and the first half of 2005 that should have been deferred until later periods and improperly deferred revenue recognition starting in the fourth quarter of 2002 for certain software sales for which revenue should have been recognized upon delivery or customer acceptance.  This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly period in 2004 and 2003.

As a result of the aforementioned material weakness in internal control over financial reporting, management has revised its previously reported assessment of the effectiveness of internal control over financial reporting and has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, or PCAOB), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our restated assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their auditors’ report which is included in Item 8 of this Form 10-K/A.

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

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans, as of December 31, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,964,313	$9.54	1,200,093	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	1,964,313	$9.54	1,200,093

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Financial Statements.  The following financial statements are included in Part II, Item 8 of this Form 10-K/A:

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

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(b)           Financial Statement Schedules.  The following schedule is included following the signature page of this Form 10-K/A:

Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

(c)           Exhibits.

The exhibits included in this report are set forth on the “Exhibit Index to Form 10-K/A” following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST TECHNOLOGY CORPORATION

	By:	/s/ JEFF L. O’DELL
Jeff L. O’Dell
Chief Executive Officer
Date: November 9, 2005		(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints Jeff L. O’Dell and Stanley D. Piekos as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney’s-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ JEFF L. O’DELL	Chairman of the Board and	November 9, 2005
Chief Executive Officer
(Principal Executive Officer)

/s/ LYNN J. DAVIS	Director, President and	November 9, 2005
Chief Operating Officer

/s/ STANLEY D. PIEKOS	Chief Financial Officer	November 9, 2005
(Principal Financial and
Accounting Officer)

/s/ JAMES A. BERNARDS	Director	November 9, 2005

/s/ ROGER E. GOWER	Director	November 9, 2005

/s/ MICHAEL W. WRIGHT	Director	November 9, 2005

/s/ LINDA HALL WHITMAN	Director	November 9, 2005

Schedule II Valuation and Qualifying Accounts

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

Description	Date	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period

Allowance for doubtful accounts	Year ended December 31, 2002	$402	$148	$—	$—	$550
	Year ended December 31, 2003	550	195	—	(190)	555
	Year ended December 31, 2004	555	135	—	—	690

Inventory Valuation allowance	Year ended December 31, 2002	$193	$229	$—	$(141)	$281
	Year ended December 31, 2003	281	494	—	(250)	525
	Year ended December 31, 2004	525	1,838	—	(734)	1,629

(a) Represents write-offs of uncollectible accounts receivable and inventory.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-K/A

For the fiscal year ended:	Commission File No.: 000 - 30637
December 31, 2004

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

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

Exhibit Number	Description

10.2*	Forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement currently used under the 1997 Stock Incentive Plan**

10.3*	Form of Restricted Stock Agreement currently used under the 1997 Stock Incentive Plan**

10.4	August Technology 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Reg. No. 333-32692)**

10.5	Amendment to August Technology 2000 Employee Stock Purchase Plan, dated February 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002)**

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

Exhibit Number	Description

10.13*	Sixth Amendment to Lease Agreement between the Company and 4900 West 78th Street LLC, dated October 27, 2004
10.14	Lease Agreement between the Company and 190/STI, L.P. dated March 3, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-3, Reg. No. 333-108106)

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

10.22*	Executive Employment Contract between the Company and Jeffrey Nelson, dated January 17, 2005**

10.23	Code of Ethics, dated February 7, 2003 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2002)

10.24*	August Technology 2005 Annual Incentive Plan**

21.1*	Subsidiaries of the Company

23.1***	Consent of Independent Registered Public Accounting Firm

31.1***	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

Exhibit Number	Description

31.2 ***	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1 ***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

 *     Previously filed with the Original Filing

**    Management contract or compensatory plan or arrangement

***  Filed herewith