Form 10-Q/A
period 2005-03-31
AUGUST TECHNOLOGY CORP
filed 2005-11-10
CIK 1063527

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

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheet as of March 31, 2005 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and March 31, 2004 and the notes related thereto.  Certain adjustments were recorded to each quarter in 2004 and the first two quarters of 2005 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.  For a more detailed description of the restatement, see Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly

Report on Form 10-Q/A for the quarterly period ended June 30, 2005 and/or the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 which are being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

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

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I         FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$11,518	$5,518
Short-term marketable debt securities	25,265	28,615
Accounts receivable, net	9,359	8,328
Inventories	20,948	20,106
Inventories at customers under purchase orders	7,989	6,704
Prepaid expenses and other current assets	2,180	2,517
Total current assets	77,259	71,788

Property and equipment, net	5,531	5,994
Long-term marketable debt securities	15,439	16,289
Purchased technology, net	3,355	3,703
Goodwill	498	498
Other assets	139	150
Total assets	$102,221	$98,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,800	$3,291
Accrued compensation	2,051	1,636
Other accrued liabilities	2,222	2,322
Customer deposits and deferred revenues	15,397	11,973
Total current liabilities	25,470	19,222

Other non-current liabilities	112	131
Total liabilities	25,582	19,353

Commitments and contingencies (note 9)	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 17,925,793 and 17,839,298 shares issued and outstanding, respectively	90,826	90,363
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(13,975)	(11,188)
Accumulated other comprehensive loss	(212)	(106)
Total shareholders’ equity	76,639	79,069

Total liabilities and shareholders’ equity	$102,221	$98,422

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)

Net revenues	$15,036	$16,845
Cost of revenues	6,824	7,058
Gross profit	8,212	9,787

Selling, general and administrative expenses	6,338	5,189
Research and development expenses	3,666	2,908
Operating income (loss)	(1,792)	1,690

Merger expenses	(1,234)	—
Interest income	289	201

Income (loss) before provision for income taxes	(2,737)	1,891
Provision for income taxes	50	41
Net income (loss)	$(2,787)	$1,850

Net income (loss) per share:
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,787)	$1,850
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,039	518
Provision for (recovery of) doubtful accounts	(57)	46
Tax benefit from employee stock options	—	—
Deferred income taxes	3	—
Amortization of deferred compensation related to stock options	—	14
Changes in operating assets and liabilities:
Accounts receivable	(968)	(6,644)
Inventories	(696)	(3,835)
Inventories at customers under purchase orders	(1,285)	(2,291)
Prepaid expenses and other current assets	345	(601)
Accounts payable	2,509	1,978
Accrued compensation	396	503
Accrued liabilities	39	166
Customer deposits and deferred revenues	3,424	1,517
Net cash provided by (used in) operating activities	1,962	(6,779)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	22,415	53,872
Purchases of marketable debt securities	(18,354)	(53,218)
Purchases of property and equipment	(344)	(542)
Investment in other assets	(150)	(62)
Proceeds from disposition of property and equipment	4	—
Net cash provided by investing activities	3,571	50

Cash flows from financing activities:
Net proceeds from issuances of common stock to employees	462	1,548
Net cash provided by financing activities	462	1,548

Effect of exchange rates on cash and cash equivalents	5	(3)

Net increase (decrease) in cash and cash equivalents	6,000	(5,184)
Cash and cash equivalents at beginning of period	5,518	10,027
Cash and cash equivalents at end of period	$11,518	$4,843

Supplemental cash flow information:
Cash payments of income taxes	$(61)	$(18)

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.  The statements of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited restated consolidated financial statements and notes thereto included in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004, which is being filed with the Securities and Exchange Commission concurrently with the filing of this Form 10-Q/A .

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

Note 2 – Restatement of Financial Statements

We have restated our consolidated financial statements for the years 2004, 2003 and 2002 and for the first two quarters of 2005. In addition, certain disclosures in Notes 4, 5, 8 and 10 to the consolidated financial statements contained in this report have been restated to reflect the Restatement adjustments. Our restated consolidated financial statements will also include disclosure of restated unaudited quarterly results for 2004 and 2003.  The initial determination to restate the 2004 and first half 2005 consolidated financial statements was made as a result of a correction of the Company’s application of revenue recognition principles, as contained in the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  This created the need to restate our 2003 and 2002 consolidated financial statements.  Certain adjustments were recorded to each quarter in 2004 and first two quarters of 2005 to correct other miscellaneous items identified in prior external audits or quarterly reviews but were previously passed, none of which were individually significant.

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004, $3.1 million in the first quarter of 2005 and $2.4 million in the second quarter of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004, $1.5 million in the first quarter of 2005 and $1.2 million in the second quarter of 2005.  There were no sales of AXi 930 systems to this customer that should have been deferred in the quarter ended March 31, 2004.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

In the fourth quarter of 2002, the Company began deferring Yield Pilot software revenue and recognizing it over a twelve-month period which represented the Company’s obligation to provide warranty and support.  The Company determined based on a subsequent review of Statement of Position 97-2, “Software Revenue Recognition” that Yield Pilot software revenues should have been recognized upon delivery or customer acceptance.  The correction of this error decreased revenue by $0.3 million for the three months ended March 31, 2005 and increased revenue by $0.4 million for the three months ended March 31, 2004. The correction increased revenue by $0.9 million, $0.5 million and $0.2 million for 2004, 2003 and 2002, respectively and had no impact on costs of revenues.

The Restatement impacted the timing of revenue recognition as the AXi 930 enhancement packages have been deferred into the third quarter of 2005 and the Yield Pilot software revenue is recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  The impact of the Restatement on the consolidated statements of operations for the three months ended March 31, 2005 and 2004 is shown in the accompanying tables.

The primary impact of the Restatement on the consolidated balance sheet at March 31, 2005 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.  The impact of the Restatement on the consolidated balance sheet and consolidated statements of cash flows is shown in the accompanying tables.

The following table presents the effect of the Restatement on the consolidated balance sheet:

	March 31, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
ASSETS

Current assets:
Cash and cash equivalents	$11,518	$—	$11,518
Short-term marketable debt securities	25,265	—	25,265
Accounts receivable, net	9,618	(259)	9,359
Inventories	20,948	—	20,948
Inventories at customers under purchase orders	3,791	4,198	7,989
Prepaid expenses and other current assets	1,954	226	2,180
Total current assets	73,094	4,165	77,259

Property and equipment, net	5,531	—	5,531
Long-term marketable debt securities	15,439	—	15,439
Purchased technology, net	3,355	—	3,355
Goodwill	498	—	498
Other assets	139	—	139
Total assets	$98,056	$4,165	$102,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,975	$(175)	$5,800
Accrued compensation	2,051	—	2,051
Other accrued liabilities	2,222	—	2,222
Customer deposits and deferred revenues	6,767	8,630	15,397
Total current liabilities	17,015	8,455	25,470

Other non-current liabilities	112	—	112
Total liabilities	17,127	8,455	25,582

Shareholders’ equity:
Common stock, no par value	90,815	11	90,826
Undesignated capital stock, no par value	—	—	—
Accumulated deficit	(9,674)	(4,301)	(13,975)
Accumulated other comprehensive loss	(212)	—	(212)
Total shareholders’ equity	80,929	(4,290)	76,639
Total liabilities and shareholders’ equity	$98,056	$4,165	$102,221

The following table presents the effect of the Restatement on the consolidated statements of operations:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenues	$18,417	$(3,381)	$15,036	$16,400	$445	$16,845
Cost of revenues	8,359	(1,535)	6,824	7,058	—	7,058
Gross profit	10,058	(1,846)	8,212	9,342	445	9,787

Selling, general and administrative expenses	6,290	48	6,338	5,189	—	5,189
Research and development expenses	3,666	—	3,666	2,908	—	2,908
Operating income (loss)	102	(1,894)	(1,792)	1,245	445	1,690

Merger expenses	(1,234)	—	(1,234)	—	—	—
Interest income	289	—	289	201	—	201

Income (loss) before provision for income taxes	(843)	(1,894)	(2,737)	1,446	445	1,891
Provision for income taxes	55	(5)	50	—	41	41
Net income (loss)	$(898)	$(1,889)	$(2,787)	$1,446	$404	$1,850

Net income (loss) per share:
Basic	$(0.05)	(0.11)	$(0.16)	$0.08	0.02	$0.10
Diluted	$(0.05)	(0.11)	$(0.16)	$0.08	0.02	$0.10

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	17,867		17,867	17,622		17,622
Diluted	17,867		17,867	18,486		18,486

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Three Months Ended March 31, 2005
	As Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(898)	$(1,889)	$(2,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,039	—	1,039
Recovery of doubtful accounts	(57)	—	(57)
Tax benefit from stock options exercised	5	(5)	—
Deferred income taxes	3	—	3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(952)	(16)	(968)
Inventories	(671)	(25)	(696)
Inventories at customers under purchase orders	202	(1,487)	(1,285)
Prepaid expenses and other current assets	361	(16)	345
Accounts payable	2,609	(100)	2,509
Accrued compensation	356	40	396
Other accrued liabilities	39	—	39
Customer deposits and deferred revenues	(74)	3,498	3,424
Net cash provided by operating activities	1,962	—	1,962

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	22,415	—	22,415
Purchases of marketable debt securities	(18,354)	—	(18,354)
Proceeds from disposition of property and equipment	4	—	4
Purchases of property and equipment	(344)	—	(344)
Investments in other assets	(150)	—	(150)
Net cash provided by investing activities	3,571	—	3,571

Cash flows from financing activities:
Net proceeds from issuances of common stock	462	—	462
Net cash provided by financing activities	462	—	462

Effect of exchange rates on cash and cash equivalents	5	—	5
Net increase in cash and cash equivalents	6,000	—	6,000
Cash and cash equivalents at beginning of year	5,518	—	5,518
Cash and cash equivalents at end of year	$11,518	$—	$11,518

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Three Months Ended March 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$1,446	$404	$1,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	518	—	518
Provision for doubtful accounts	46	—	46
Amortization of deferred compensation related to stock options	14	—	14
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,644)	—	(6,644)
Inventories	(3,835)	—	(3,835)
Inventories at customers under purchase orders	(2,291)	—	(2,291)
Prepaid expenses and other current assets	(601)	—	(601)
Accounts payable	1,978	—	1,978
Accrued compensation	503	—	503
Other accrued liabilities	125	41	166
Customer deposits and deferred revenues	1,962	(445)	1,517
Net cash used in operating activities	(6,779)	—	(6,779)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	53,872	—	53,872
Purchases of marketable debt securities	(53,218)	—	(53,218)
Purchases of property and equipment	(542)	—	(542)
Investments in other assets	(62)	—	(62)
Net cash provided by investing activities	50	—	50

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,548	—	1,548
Net cash provided by financing activities	1,548	—	1,548

Effect of exchange rates on cash and cash equivalents	(3)	—	(3)
Net decrease in cash and cash equivalents	(5,184)	—	(5,184)
Cash and cash equivalents at beginning of year	10,027	—	10,027
Cash and cash equivalents at end of year	$4,843	$—	$4,843

Note 3 – Marketable Debt Securities

The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,670	$2	$(87)	$12,585
Municipal bonds	28,280	1	(162)	28,119
	$40,950	$3	$(249)	$40,704

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,611	$1	$(55)	$12,557
Municipal bonds	32,400	3	(56)	32,347
	$45,011	$4	$(111)	$44,904

The maturities of available-for-sale marketable debt securities were as follows:

	March 31, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$25,352	$25,265	$28,662	$28,615
Due after one year through three years	13,098	12,939	13,349	13,289
Due after three years	2,500	2,500	3,000	3,000
	$40,950	$40,704	$45,011	$44,904

Net realized gains and losses were not material for the three months ended March 31, 2005 and the year ended December 31, 2004.

Note 4 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)

Billed receivables	$8,531	$7,994
Unbilled revenue	1,518	1,024
	10,049	9,018
Allowance for doubtful accounts	(690)	(690)
Accounts receivable, net	$9,359	$8,328

Note 5 – Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
		(Restated)

Raw materials	$9,245	$8,449
Work in process	3,900	3,558
Demonstration equipment	5,048	4,152
Finished goods	2,755	3,947
Inventories	$20,948	$20,106

Note 6 – Purchased Technology

Purchased technology was as follows:

	March 31,	December 31,
	2005	2004

Purchased technology	$4,651	$4,651
Less: Accumulated amortization	(1,296)	(948)
Purchased technology, net	$3,355	$3,703

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

Note 7 – Accumulated Other Comprehensive Loss

The accumulated balances for each classification of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2005	2004

Currency translation adjustments	$34	$1
Net unrealized losses on marketable debt securities	(246)	(107)
Accumulated other comprehensive loss	$(212)	$(106)

Note 8 – Shareholders’ Equity

Changes in shareholders’ equity during the three months ended March 31, 2005 were as follows:

Shareholders’ equity balance at December 31, 2004 (Restated)	$79,069
Net loss (Restated)	(2,787)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	33
Net unrealized loss on marketable debt securities	(139)
Comprehensive loss	(2,893)
Issuances of common stock in conjunction with:
Exercises of employee stock options	462
Tax benefit from stock options exercised (Restated)	—
Expense related to issuances of stock options to nonemployees	1
Shareholders’ equity balance at March 31, 2005 (Restated)	$76,639

Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)

Net income (loss)	$(2,787)	$1,850

Weighted average common shares:
Basic	17,867	17,622
Effect of dilutive stock options and warrants	—	864
Diluted	17,867	18,486

Net income (loss) per share:
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net loss per share would have been anti-dilutive for the three months ended March 31, 2005 and 2004 were 1,999 and 143, respectively.

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

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)

Net income (loss), as reported	$(2,787)	$1,850
Add:
Stock-based employee compensation expense included in net income (loss), as reported	—	—
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(800)	(1,153)
Net income (loss), pro forma	$(3,587)	$697

Net income (loss) per share:
As reported:
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10

Pro forma:
Basic	$(0.20)	$0.04
Diluted	$(0.20)	$0.04

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

Note 10 – Significant Customer, Product Line and Geographic Information

The percentage of net revenues derived from major customers were as follows:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net revenues:
Customer A	14%		*
Customer B	13%		*
Customer C	11%		*
Customer D	*	18%
	38%	18%

The percentage of net revenues by major product line was as follows:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net revenues:
NSX Series	49%	52%
All Surface Systems	23%	20%
3Di Series	9%	9%
Other	19%	19%
	100%	100%

All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Taiwan and South Korea.  The Company derives revenues from shipments to customers outside of the United States.  The percentage of net revenues by the geographic region in which the customer is located was as follows:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net revenues:
United States	21%	29%
Taiwan	51%	21%
South Korea	9%	24%
Europe	17%	3%
Japan	2%	6%
Rest of Asia	0%	17%
	100%	100%

Note 11 – Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 8, see “Stock-based Compensation”. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors the Company is currently assessing.

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

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004, $3.1 million in the first quarter of 2005 and

$2.4 million in the second quarter of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004, $1.5 million in the first quarter of 2005 and $1.2 million in the second quarter of 2005.  There were no sales of AXi 930 systems to this customer that should have been deferred in the quarter ended March 31, 2004.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

In the fourth quarter of 2002, the Company began deferring Yield Pilot software revenue and recognizing it over a twelve-month period which represented the Company’s obligation to provide warranty and support.  The Company determined based on a subsequent review of Statement of Position 97-2, “Software Revenue Recognition” that Yield Pilot software revenues should have been recognized upon delivery or customer acceptance.  The correction of this error decreased revenue by $0.3 million for the three months ended March 31, 2005 and increased revenue by $0.4 million for the three months ended March 31, 2004. The correction increased revenue by $0.9 million, $0.5 million and $0.2 million for 2004, 2003 and 2002, respectively and had no impact on costs of revenues.

The Audit Committee worked closely with the Company’s management to review the Restatement and the Company’s policies and practices for the recognition of revenue.

The Restatement impacted the timing of revenue recognition as the AXi 930 enhancement packages have been deferred into the third quarter of 2005 and the Yield Pilot software revenue is recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  The impact of the Restatement on the consolidated statements of operations for the three months ended March 31, 2005 and 2004 is shown in Note 2 to our consolidated financial statements included in this Form 10-Q/A.

The primary impact of the Restatement on the consolidated balance sheet at March 31, 2005 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.  The impact of the Restatement on the consolidated balance sheet and consolidated statements of cash flows is shown in Note 2 to our consolidated financial statements included in this Form 10-Q/A.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004.   For the three months ended March 31, 2005, there were no changes to these critical accounting policies.

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

We have sold our systems to many of the leading microelectronic device manufacturers throughout the world. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   In the

three months ended March 31, 2005 and 2004 sales to customers that individually represented at least ten percent of our revenues accounted for 38% and 18% of our net revenues, respectively.

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

Results of Operations

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net revenues	100.0%	100.0%
Cost of revenues	45.4	41.9
Gross profit	54.6	58.1

Selling, general and administrative expenses	42.1	30.8
Research and development expenses	24.4	17.3
Operating income (loss)	(11.9)	10.0

Merger expenses	(8.2)	—
Interest income	1.9	1.2
Net income (loss) before provision for income taxes	(18.2)	11.2
Provision for income taxes	0.3	0.2
Net income (loss)	(18.5)%	11.0%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net Revenues.  Net revenues decreased $1.8 million, or 10.7%, to $15.0 million for the three months ended March 31, 2005, from $16.8 million for the same period in 2004.   The decrease in net revenues was primarily due to decreased sales of our NSX and AXi inspection systems.  Revenues derived from systems sold for front-end wafer fab applications accounted for 42% and 52% of total net revenues for the three months ended March 31, 2005 and 2004, respectively. Revenues in the second quarter of 2005 are expected to range from -5% to +5%, as compared to the first quarter of 2005.

Net revenues from international sales represented 79% and 71% of total net revenues for the three months ended March 31, 2005 and 2004, respectively.  International revenues during these periods were primarily the result of sales to Asia, which comprised 62% and 68% of total net revenues for the three months ended March 31, 2005 and 2004, respectively.

Gross Margin.  Gross margin decreased to 54.6% for the three months ended March 31, 2005, from 58.1% for the same period in 2004.  Gross margins decreased in the first quarter of 2005 primarily as a result of rework costs related to certain systems, the recording of a lower of cost or market adjustments related to certain component parts that became obsolete due to engineering design changes during the quarter, and additional reserves related to slow moving inventories.  In addition, we have experienced pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors have continued to enter this market.  The impact of these lower margins has been offset by higher margin products sold into front end applications.  We expect future gross margins to be between 54% and 57%.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and related benefits, depreciation and amortization, and travel expenses.  SG&A expenses were $6.3 million for the three months ended March 31, 2005, compared to $5.2 million for the same period in 2004.  SG&A expenses as a percentage of net revenues were 42.1% for the three months ended March 31, 2005, compared to 30.8% of net revenues for the same period in 2004.  The increase in expense dollars was primarily the result of costs associated with both new hires and contractors in our field service and sales groups to support increased revenues and customer demonstrations, an increased number of demo systems and amortization expense related to technology acquired with the purchase of DMSVision. We expect SG&A expense dollars to remain relatively flat in future quarters, as compared to the first quarter of 2005.

Research and Development Expenses.  Research and development (“R&D”) expenses consist primarily of employee salaries and related benefits for individuals engaged in the research, design and development of new products.  R&D expenses were $3.7 million for the three months ended March 31, 2005, compared to $2.9 million for the same period in 2004.  R&D expenses as a percentage of net revenues were 24.4% for the three months ended March 31, 2005, compared to 17.3% for the same period in 2004.  The increase in expense dollars was primarily due to employee compensation and related benefits associated with the hiring of additional staff to complete certain stages of development of the all surface inspection systems.  In addition, expenses increased due to the DMSVision acquisition completed in July 2004.  We currently anticipate that research and development expense dollars will increase in the second quarter of 2005 as we continue to expand our suite of software solutions.

Interest Income.  Interest income was $289,000 for the three months ended March 31, 2005, compared to $201,000 for the same period in 2004.  The increase in interest income was primarily due to an increase in the rate of return on our investment balances.

Merger Expenses.  Merger expenses were $1.2 million, or 8.2% of net revenues, for the three months ended March 31, 2005, compared to none for the same period in 2004.  The merger expenses were primarily legal and investment banker fees incurred for the proposed merger with Nanometrics, Incorporated, and the evaluation of the KLA-Tencor Corporation and Rudolph Techologies, Inc. offers.

Income Taxes.  As a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at March 31, 2005.  As a result, we have recorded a provision for income taxes of $50,000 and $41,000 for the three months ended

March 31, 2005, and 2004, respectively, primarily to reflect foreign income taxes owed.   Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As of December 31, 2004 the valuation allowance was $9.3 million.

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

Accounts Receivable.  Accounts receivable increased $1.0 million from December 31, 2004 to March 31, 2005.  Our days sales outstanding (“DSO”) during the three months ended March 31, 2005 was 53 days.  This compares to a DSO of 48 days in the fourth quarter of 2004.  The increase in the DSO during the first quarter is primarily due to the decrease in net revenues as compared with fourth quarter 2004.  The increase in accounts receivable resulted in a use of cash during the three months ended March 31, 2005, as we have funded shipments for increased revenues prior to receiving payments from customers.  We believe our DSO will be between 50 and 65 days in future quarters.

Inventories. Inventories increased $842,000 from December 31, 2004 to March 31, 2005.  The increase is primarily due to the need to support new product introductions and increased demonstration equipment under evaluation at customer locations.  This increase was partially offset by a decrease in finished goods due to the capitalization and sales of finished goods inventory.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders increased from $6.7 million at December 31, 2004 to $8.0 million at March 31, 2005.  We anticipate that a portion of this inventory will be recognized as revenue during 2005.  We anticipate that this inventory will increase as shipments of newly introduced products increase.

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

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2005 was $2.0 million, which resulted primarily from increased accounts payable and customer deposits partially offset by an increase in accounts receivable and inventories.  Net cash provided by investing activities was $3.6 million, primarily due to $4.1 million of net proceeds from maturities of marketable debt securities, partially offset by $494,000 of additions to property and equipment, and other assets.  Net cash provided by financing activities was $462,000 from proceeds received from the exercises of stock options.   We currently expect to generate cash from operating activities during the remainder of 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The SEC issued guidance in April 2005 announcing that public companies will be required to adopt SFAS No. 123R by their first fiscal year beginning after June 15, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 8, see “Stock-based Compensation”. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors we are currently assessing.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2005. At the time of the initial filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on the basis of that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In light of the material weakness in internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2005.

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

(b)          Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Stanley D. Piekos
Chief Financial Officer
(Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

EXHIBIT INDEX TO FORM 10-Q/A

For the quarter ended:	Commission File No.: 000-30637
March 31, 2005

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

10.1*	Executive Employment Contract between the Company and Lynn Davis dated March 30, 2005

10.2*	Non-Statutory Stock Option Agreement between the Company and Lynn Davis dated March 30, 2005

31.1**	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2**	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

*                 Previously filed with the Original Filing

**          Filed herewith