Form 10-Q
period 2005-09-30
AUGUST TECHNOLOGY CORP
filed 2005-11-10
CIK 1063527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30637

(insert color logo)

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

As of October 31, 2005, there were 18,294,438 shares of common stock outstanding.

AUGUST TECHNOLOGY CORPORATION

TABLE OF CONTENTS

Description

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2005	2004
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$5,866	$5,518
Short-term marketable debt securities	23,391	28,615
Accounts receivable, net	13,788	8,328
Inventories	21,800	20,106
Inventories at customers under purchase orders	5,205	6,704
Prepaid expenses and other current assets	1,474	2,517
Total current assets	71,524	71,788

Property and equipment, net	6,158	5,994
Long-term marketable debt securities	10,228	16,289
Purchased technology, net	2,742	3,703
Goodwill	498	498
Other assets	180	150
Total assets	$91,330	$98,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,167	$3,291
Accrued compensation	3,018	1,636
Other accrued liabilities	2,240	2,322
Customer deposits and deferred revenues	4,457	11,973
Total current liabilities	16,882	19,222

Other non-current liabilities	112	131
Total liabilities	16,994	19,353

Commitments and contingencies (note 9)	—	—

Shareholders’ equity:
Common stock, no par value, 42,000,000 shares authorized, 18,291,638 and 17,839,298 shares issued and outstanding, respectively	93,023	90,363
Undesignated capital stock, no par value, 3,000,000 shares authorized, no shares issued or outstanding	—	—
Accumulated deficit	(18,449)	(11,188)
Accumulated other comprehensive loss	(238)	(106)
Total shareholders’ equity	74,336	79,069
Total liabilities and shareholders’ equity	$91,330	$98,422

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net revenues	$33,622	$11,101	$65,407	$45,970
Cost of revenues	15,174	6,376	28,951	21,593
Gross profit	18,448	4,725	36,456	24,377

Selling, general and administrative expenses	6,268	6,202	19,842	16,781
Research and development expenses	3,604	3,822	10,594	10,052
Operating income (loss)	8,576	(5,299)	6,020	(2,456)

Merger expenses	(734)	—	(13,959)	—
Interest income	317	204	940	594
Other income	—	46	—	46

Income (loss) before provision for income taxes	8,159	(5,049)	(6,999)	(1,816)
Provision for income taxes	162	60	262	160
Net income (loss)	$7,997	$(5,109)	$(7,261)	$(1,976)

Net income (loss) per share:
Basic	$0.44	$(0.29)	$(0.40)	$(0.11)
Diluted	$0.43	$(0.29)	$(0.40)	$(0.11)

Weighted average number of shares:
Basic	18,161	17,803	18,011	17,735
Diluted	18,567	17,803	18,011	17,735

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net loss	$(7,261)	$(1,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,133	1,890
Stock-based compensation	30	40
Provision for (recovery of) doubtful accounts	(93)	115
Tax benefit from stock options exercised	37	—
Deferred income taxes	9	—
Changes in operating assets and liabilities:
Accounts receivable	(5,352)	(4,914)
Inventories	(1,609)	(8,484)
Inventories at customers under purchase orders	1,499	(5,158)
Prepaid expenses and other current assets	1,044	(397)
Accounts payable	2,970	752
Accrued compensation	1,387	1,285
Other accrued liabilities	40	364
Customer deposits and deferred revenues	(7,517)	8,605
Net cash used in operating activities	(11,683)	(7,878)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	55,266	172,710
Purchases of marketable debt securities	(44,053)	(166,391)
Purchases of property and equipment	(1,400)	(4,703)
Investment in other assets	(217)	(14)
Proceeds from disposition of property and equipment	4	—
Cash paid for acquisitions	(118)	(2,300)
Net cash provided by (used in) investing activities	9,482	(698)

Cash flows from financing activities:
Net proceeds from issuances of common stock	2,712	2,001
Redemption of common stock	(120)	—
Net cash provided by financing activities	2,592	2,001

Effect of exchange rate changes on cash and cash equivalents	(43)	(20)

Net increase (decrease) in cash and cash equivalents	348	(6,595)
Cash and cash equivalents at beginning of period	5,518	10,027
Cash and cash equivalents at end of period	$5,866	$3,432

Supplemental cash flow information:
Cash payments of income taxes	$(310)	$(83)
Cash payments for merger expenses	$(13,553)	$—

See accompanying notes to consolidated financial statements.

AUGUST TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(In thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of August Technology Corporation (collectively with its subsidiaries, the “Company” or “August Technology”), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the consolidated balance sheet at September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.  The statements of operations of the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the year as a whole.  These consolidated financial statements and notes hereto should be read in conjunction with the audited restated consolidated financial statements and notes thereto included in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004, which is being filed with the Securities and Exchange Commission concurrently with the filing of this Form 10-Q .

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

Note 2 – Restatement of Prior Period Financial Statements

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

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004, $3.1 million in the first quarter of 2005 and $2.4 million in the second quarter of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004, $1.5 million in the first quarter of 2005 and $1.2 million in the second quarter of 2005.  For the first nine months of 2004, the revenue from these sales was $2.2 million in the second quarter and $4.4 million in the third quarter.  Related costs of revenues in 2004 were $0.9 million in the second quarter and $1.8 million in the third quarter.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

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

In the second quarter of 2005, the Company recognized $0.6 million in revenue and $0.2 million in cost of revenue related to the sale of an NSX 105 inspection system.  It was subsequently determined that this revenue should have been deferred until the newly introduced software component of this bundled transaction was completed and delivered.  This revenue and related cost of revenue has been corrected as part of the restatement of the second quarter of 2005.  The Company expects to realize revenue on the completed transaction in the fourth quarter of 2005 when all elements will be delivered and accepted and fair value has been established for the newly introduced software component.

The impact of the Restatement on the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 is shown in an accompanying table.  The primary impact of the Restatement on the consolidated balance sheet at December 31, 2004 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.  The impact of the Restatement on the consolidated statement of cash flows for the nine months ended September 30, 2004 is shown in an accompanying table.

The following table presents the effect of the Restatement on the consolidated statements of operations:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net revenues	$15,516	$(4,415)	$11,101	$51,771	$(5,801)	$45,970
Cost of revenues	8,187	(1,811)	6,376	24,304	(2,711)	21,593
Gross profit	7,329	(2,604)	4,725	27,467	(3,090)	24,377

Selling, general and administrative expenses	6,202	—	6,202	16,781	—	16,781
Research and development expenses	3,822	—	3,822	10,052	—	10,052
Operating income (loss)	(2,695)	(2,604)	(5,299)	634	(3,090)	(2,456)

Interest income	204	—	204	594	—	594
Other income	46	—	46	46	—	46

Income (loss) before provision for income taxes	(2,445)	(2,604)	(5,049)	1,274	(3,090)	(1,816)
Provision for income taxes	—	60	60	100	60	160
Net income (loss)	$(2,445)	$(2,664)	$(5,109)	$1,174	$(3,150)	$(1,976)

Net income (loss) per share:
Basic	$(0.14)	(0.15)	$(0.29)	$0.07	(0.18)	$(0.11)
Diluted	$(0.14)	(0.15)	$(0.29)	$0.06	(0.17)	$(0.11)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	17,803	—	17,803	17,735	—	17,735
Diluted	17,803	—	17,803	18,345	(610)	17,735

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	Nine Months Ended September 30, 2004
	As Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$1,174	$(3,150)	$(1,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,890	—	1,890
Stock based compensation	40	—	40
Provision for doubtful accounts	115	—	115
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,213)	2,299	(4,914)
Inventories	(8,484)	—	(8,484)
Inventories at customers under purchase orders	(2,448)	(2,710)	(5,158)
Prepaid expenses and other current assets	(397)	—	(397)
Accounts payable	1,052	(300)	752
Accrued compensation	1,285	—	1,285
Other accrued liabilities	304	60	364
Customer deposits and deferred revenues	4,804	3,801	8,605
Net cash used in operating activities	(7,878)	—	(7,878)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	172,710	—	172,710
Purchases of marketable debt securities	(166,391)	—	(166,391)
Purchases of property and equipment	(4,703)	—	(4,703)
Investments in other assets	(14)	—	(14)
Cash paid for acquistions	(2,300)	—	(2,300)
Net cash used in investing activities	(698)	—	(698)

Cash flows from financing activities:
Net proceeds from issuances of common stock	2,001	—	2,001
Net cash provided by financing activities	2,001	—	2,001

Effect of exchange rates on cash and cash equivalents	(20)	—	(20)
Net decrease in cash and cash equivalents	(6,595)	—	(6,595)
Cash and cash equivalents at beginning of year	10,027	—	10,027
Cash and cash equivalents at end of year	$3,432	$—	$3,432

Note 3 – Business Combinations

On January 21, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Nanometrics Merger Agreement”) with Nanometrics, Incorporated (“Nanometrics”), Major League Merger Corporation and Minor League Merger Corporation.    Under the terms of the Nanometrics Merger Agreement each share of the Company’s common stock was to be converted into the right to receive 0.6401 of a share of August Nanometrics common stock.  On June 27, 2005, the Company and Nanometrics terminated the Nanometrics Merger Agreement.  In accordance with the terms of the Nanometrics Merger Agreement, the Company paid Nanometrics a termination fee of $8.3 million, and reimbursed $2.6 million of merger related expenses.

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

The estimated per share weighted average fair value of all stock options granted during the three months ended September 30, 2005 and 2004 was $7.50 and $6.01, respectively, and for the nine months ended September 30, 2005 and 2004 was $6.86 and $8.10, respectively.  The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Expected life	4.8 years	4.7 years	4.7 years	4.5 years
Risk free interest rate	4.1%	3.0%	3.9%	2.9%
Volatility	71.7%	73.8%	73.1%	74.0%
Dividend yield	—	—	—	—

Had the Company recorded compensation cost based on the estimated fair value on the date of grant, as defined by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net income (loss), as reported	$7,997	$(5,109)	$(7,261)	$(1,976)

Add:
Stock-based employee compensation expense included in net income (loss), as reported	—	—	30	—
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(406)	(629)	(1,748)	(2,303)
Net income (loss), pro forma	$7,591	$(5,738)	$(8,979)	$(4,279)

Net income (loss) per share:
As reported:
Basic	$0.44	$(0.29)	$(0.40)	$(0.11)
Diluted	$0.43	$(0.29)	$(0.40)	$(0.11)

Pro forma:
Basic	$0.42	$(0.32)	$(0.50)	$(0.24)
Diluted	$0.41	$(0.32)	$(0.50)	$(0.24)

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

Note 5 – Marketable Debt Securities

The amortized cost and estimated fair value of available-for-sale marketable debt securities were as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$11,024	$1	$(66)	$10,959
Municipal bonds	22,772	1	(113)	22,660
	$33,796	$2	$(179)	$33,619

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate bonds	$12,611	$1	$(55)	$12,557
Municipal bonds	32,400	3	(56)	32,347
	$45,011	$4	$(111)	$44,904

The maturities of available-for-sale marketable debt securities were as follows:

	September 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$23,454	$23,391	$28,662	$28,615
Due after one year through three years	9,442	9,343	13,349	13,289
Due after three years	900	885	3,000	3,000
	$33,796	$33,619	$45,011	$44,904

Net realized gains and losses were not material for the nine months ended September 30, 2005 and 2004.

Note 6 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2005	2004
		(Restated)
Billed receivables	$11,626	$7,994
Unbilled revenue	2,857	1,024
	14,483	9,018
Allowance for doubtful accounts	(695)	(690)
Accounts receivable, net	$13,788	$8,328

Note 7 – Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
		(Restated)
Raw materials	$11,154	$8,449
Work in process	4,089	3,558
Demonstration equipment	4,361	4,152
Finished Goods	2,196	3,947
Inventories	$21,800	$20,106

Note 8 – Purchased Technology

Purchased technology was as follows:

	September 30,	December 31,
	2005	2004
Purchased technology	$4,769	$4,651
Less: accumulated amortization	(2,027)	(948)
Purchased technology, net	$2,742	$3,703

Purchased technology increased $118 for the nine months ended September 30, 2005 due to contingent consideration paid for the DMSVision acquisition discussed in Note 9 below.

Amortization expense for the nine months ended September 30, 2005 and 2004 was $1,079 and $361, respectively.  Assuming no additional change in the gross carrying value of purchased technology, the estimated amortization expense for the twelve months ending December 31, 2005 is $1,435 and for each of the next four fiscal years is $1,208, $800, $378 and none.

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

The following table summarizes the activity related to the warranty liability during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Accrual at beginning of year	$942	$239
Warranties issued	702	955
Costs incurred	(498)	(553)
Accrual at end of period	$1,146	$641

Separation Agreements

During the nine months ended September 30, 2005 the Company entered into separation agreements with certain executives and other employees that resulted in an expense of $1,062, of which $141 was paid as of September 30, 2005.  The separation agreements require substantially all of the severance benefits to be paid by September 30, 2006.

Contingent Consideration

In connection with the July 27, 2004 acquisition of the DMSVision software division of Inspex, Inc (“DMSVision”), the Company is subject to a contingent consideration arrangement at September 30, 2005.  This arrangement is based upon new orders for DMSVision software licenses received in the twelve months after the acquisition.  The payment of the contingency results in an increase in the allocation of purchase price to purchased technology.  As a result, amortization expense related to this asset increases.  Amounts paid under this arrangement are not expected to have a material effect on the Company’s consolidated financial condition or results of operations.  The total contingent consideration the Company expects to pay related to the twelve months after the acquisition is $142, of which $24 and $118 was added to purchased technology in 2004 and 2005, respectively, all of which was paid as of September 30, 2005.

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

Shareholder actions.    On February 4, 2005, August Technology received a summons and complaint with respect to a purported class action lawsuit naming Robert Etem as the plaintiff and on February 14, 2005 August Technology received a summons and complaint with respect to a similar purported class action lawsuit naming John Silliman as the plaintiff.  Mr. Etem is the owner of 4,200 shares of the Company’s common stock.  The Company does not know how many shares Mr. Silliman owns.  Both lawsuits named as defendants August Technology Corporation and each of its directors, Jeff O’Dell, James Bernards, Roger Gower, Michael Wright and Linda Hall Whitman.  Both lawsuits were brought in Minnesota State Court and claimed that the directors had breached their fiduciary duties to our shareholders in connection with their actions in agreeing to the proposed merger with Nanometrics Incorporated.  The plaintiffs in both actions sought various forms of injunctive relief including an order enjoining the Company and its directors from consummating the merger with Nanometrics.

The two proceedings were consolidated and heard as one case.  On April 19, 2005, the Court issued a 30 day stay of all proceedings.  On April 27, 2005, the plaintiffs scheduled a hearing on a motion to amend the complaint.  The hearing was scheduled for June 9, 2005.  On May 10, 2005 the Court issued an order dismissing the complaint for asserting derivative claims without complying with the rules governing derivative actions.  Thereafter the Court removed the hearing from the calendar.  Although the February 2005 claims initiated by Mr. Etem and Mr. Silliman were dismissed, both Mr. Etem and Mr. Silliman have filed more recent claims as described below.

On July 18, 2005, a purported shareholder class action naming Mr. Etem as plaintiff and asserting derivative claims was filed in Minnesota state court against the Company and the individual members of the August Technology board of directors named above, as well as Lynn J. Davis, who joined the board on March 30, 2005.  The lawsuit claims the directors have breached their fiduciary duties to the Company’s shareholders in connection with their actions in approving the merger agreement with Nanometrics, Inc. and subsequently terminating that merger agreement and entering into a new merger agreement with Rudolph Technologies, Inc.  Mr. Etem seeks various forms of injunctive relief including an order enjoining the Company and the directors from consummating the proposed merger with Rudolph.

On August 1, 2005, a second purported shareholder class action naming Mr. Silliman as plaintiff and asserting derivative claims was filed in Minnesota state court against the Company and the individual members of the August Technology board of directors. This second lawsuit also claims the directors have breached their fiduciary duties to the Company’s shareholders in connection with their actions in approving the merger agreement with Nanometrics, Inc. and subsequently terminating that merger agreement and entering into a new merger agreement with Rudolph Technologies, Inc.  Mr. Silliman likewise seeks various forms of injunctive relief including an order enjoining the Company and the directors from consummating the proposed merger with Rudolph.

Mr. Silliman served the Company with an amended complaint on August 31, 2005, and changed the case from a derivative action brought on the Company’s behalf, to a class action asserting direct claims against the Company and the individual members of the August Technology Board of Directors.  Mr. Etem also served the Company with an amended complaint on August 31, 2005, but his allegations remain derivative in nature.  Both the Silliman claims and the Etem claims will be heard by the same judge.  The defendants’ motions to dismiss both cases are scheduled to be heard on November 8, 2005.  August Technology and its directors believe the lawsuits are without merit and plan to vigorously defend against the claims. The Company does not believe these lawsuits will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Patent protection lawsuit.    On July 14, 2005, the Company filed a patent infringement lawsuit against Camtek, Ltd. of Migdal Haemek, Israel.  The patent infringement lawsuit, filed in U.S. federal court in Minneapolis, alleges that Camtek’s line of inspection equipment sold under the “Falcon” trademark infringes on the Company’s U.S. patent no. 6,826,298. The Company does not believe this claim will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Compensation claim.    On August 22, 2005, a claim was filed in Massachusetts State Court by three former employees of Excelerate Technologies, LLC against the Company and six other defendants unrelated to the Company seeking unpaid wages and other compensation.  The Company is a party to a Software License Agreement with Excelerate Technologies, LLC but has never employed the plaintiffs in the lawsuit and denies any liability for the unpaid wages of the plaintiffs.  The plaintiffs seek treble damages for an aggregate amount of $220,774 in unpaid wages as well as compensatory and punitive damages and attorney’s fees.The Company does not believe this claim will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Note 10 – Net Income (Loss) Per Share

The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss)	$7,997	$(5,109)	$(7,261)	$(1,976)

Weighted average common shares:
Basic	18,161	17,803	18,011	17,735
Effect of dilutive stock options and warrants	406	—	—	—
Diluted	18,567	17,803	18,011	17,735

Net income (loss) per share:
Basic	$0.44	$(0.29)	$(0.40)	$(0.11)
Diluted	$0.43	$(0.29)	$(0.40)	$(0.11)

The total weighted average number of stock options and warrants excluded from the calculation of potentially dilutive securities either due to the exercise price exceeding the average market price or the inclusion of such securities in a calculation of net income (loss) per share would have been anti-dilutive for the three months ended September 30, 2005 and 2004 were 456 and 1,710, respectively, and for the nine months ended September 30, 2005 and 2004 were 1,882 and 1,652, respectively.

Note 11 – Accumulated Other Comprehensive Loss

The accumulated balances for each classification of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2005	2004
Currency translation adjustments	$(61)	$1
Net unrealized losses on marketable debt securities	(177)	(107)
Accumulated other comprehensive loss	$(238)	$(106)

Note 12 – Shareholders’ Equity

Changes in shareholders’ equity during the nine months ended September 30, 2005 were as follows:

Shareholders’ equity balance at December 31, 2004 (Restated)	$79,069
Net loss	(7,261)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(62)
Net unrealized loss on marketable debt securities	(70)
Comprehensive loss	(7,393)
Issuances of common stock in conjunction with:
Exercises of stock options	2,590
Employee stock purchase plan	123
Redemption of common stock	(120)
Tax benefit from stock options exercised	37
Stock-based compensation	30
Shareholders’ equity balance at September 30, 2005	$74,336

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

Note 13 – Significant Customer, Product Line and Geographic Information

The percentage of net revenues derived from major customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net revenues:
Customer A	40%	*	23%	*
Customer B	*	15%	*	11%
Customer C	*	14%	*	10%
Customer D	*	11%	*	11%
	40%	40%	23%	32%

*                 Customer represented less than 10% of net revenues during the period.

The percentage of net revenues by major product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net revenues:
NSX Series	41%	55%	49%	56%
All Surface Systems	46%	17%	31%	14%
3Di Series	2%	5%	4%	8%
Other	11%	23%	16%	22%
	100%	100%	100%	100%

All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Taiwan and South Korea.  The Company derives revenues from shipments to customers outside of the United States.  The percentage of net revenues by the geographic region in which the customer is located was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net revenues:
United States	8%	30%	12%	30%
Taiwan	26%	39%	36%	37%
South Korea	40%	2%	24%	10%
Europe	6%	16%	14%	5%
Japan	3%	6%	3%	5%
Rest of Asia	17%	7%	11%	13%
	100%	100%	100%	100%

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q, as well as oral statements made by us from time to time, which are prefaced with words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” “plans” and similar words and other statements of similar sense, are forward-looking statements.  Our forward-looking statements generally relate to our growth strategies, financial results, future financial projections, product development activities and sales efforts.  Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to market acceptance of our products, our ability to successfully develop new products, our ability to protect our intellectual property, our dependence upon international customers and suppliers, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from our suppliers, cyclicality in the microelectronic manufacturing equipment and other industries, management of growth, integration of acquired businesses, and the other risk factors detailed below and in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004, which is being filed with the SEC concurrently with this Form 10-Q.  We disclaim any obligation to revise forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

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

Restatement of Prior Period Financial Statements

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

In 2004 and the first half of 2005, the Company sold AXi 930 systems to a customer for an aggregate amount of approximately $12.2 million ($6.7 million in 2004, $3.1 million in the first quarter of 2005 and $2.4 million in the second quarter of 2005) and recognized the revenue for these sales.  The cost of revenues related to these sales was $2.7 million in 2004, $1.5 million in the first quarter of 2005 and $1.2 million in the second quarter of 2005.  For the first nine months of 2004, the revenue from these sales was $2.2 million in the second quarter and $4.4 million in the third quarter.  Related costs of revenues in 2004 were $0.9 million in the second quarter and $1.8 million in the third quarter.  During the same time periods, the Company accepted orders from the same customer for enhancement packages to the AXi 930 system but had not yet delivered the enhancement packages.  In connection with preparing to finalize its results for the quarter ended September 30, 2005, the Company determined that recognition of the $12.2 million of revenue from the AXi 930 systems should have been deferred until the delivery of the enhancement packages, according to EITF 00-21.  The customer cancelled its orders for the enhancement packages on September 27, 2005, which allowed the Company to recognize the entire $12.2 million of AXi 930 deferred revenue in the quarter ended September 30, 2005.

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

In the second quarter of 2005, the Company recognized $0.6 million in revenue and $0.2 million in cost of revenue related to the sale of an NSX 105 inspection system.  It was subsequently determined that this revenue should have been deferred until the newly introduced software component of this bundled transaction was completed and delivered.  This revenue and related cost of revenue has been corrected as part of the restatement of the second quarter of 2005.  The Company expects to realize revenue on the completed transaction in the fourth quarter of 2005 when all elements will be delivered and accepted and fair value has been established for the newly introduced software component.

The Audit Committee worked closely with the Company’s management to review the Restatement and the Company’s policies and practices for the recognition of revenue.

The impact of the Restatement on the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 is shown in Note 2 to our consolidated financial statements.

The primary impact of the Restatement on the consolidated balance sheet at December 31, 2004 was to increase inventory at customers under purchase orders related to the deferral of the cost of revenue and to increase customer deposits and deferred revenues related to cash collected for revenue deferred in the Restatement.  The Restatement had no impact on cash balances or net cash flows from operating, investing, or financing activities.  The impact of the Restatement on the consolidated statement of cash flows for the nine months ended September 30, 2004 is shown in Note 2 to our consolidated financial statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004.   For the nine months ended September 30, 2005, there were no changes to these critical accounting policies.

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

We have sold our systems to many of the leading microelectronic device manufacturers throughout the world.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   In the nine months ended September 30, 2005 and 2004 sales to customers that individually represented at least ten percent of our revenues accounted for 23% and 32% of our net revenues, respectively.

Management focuses on several key financial metrics in evaluating our financial condition and operating performance.  Although we do not believe backlog is always an accurate indication of future revenues and performance, since only a portion of our revenues for any quarter include systems that were in backlog as of the beginning of that quarter, we do closely monitor the level of orders both geographically and by product line and in relation to the level of revenues, referred to as the book-to-bill ratio.  During the third quarter of 2005, our book-to-bill ratio was below parity.  A book-to-bill ratio below parity indicates a decreasing level of backlog.  In addition to monitoring our level of orders and backlog, we focus on revenues by product family compared to prior-period and current-year plans, year-over-year revenue growth compared to the overall semiconductor equipment industry, operating profit or loss performance compared with prior-period and current-year plans and the level of operating cash flow.

Merger Activities

On January 21, 2005, we entered into an Agreement and Plan of Merger and Reorganization (the “Nanometrics Merger Agreement”) with Nanometrics, Incorporated (“Nanometrics”), Major League Merger Corporation and Minor League Merger Corporation.    Under the terms of the Nanometrics Merger Agreement each share of our common stock was to be converted into the right to receive 0.6401 of a share of August Nanometrics common stock.  On June 27, 2005, we and Nanometrics terminated the Nanometrics Merger Agreement.  In accordance with the terms of the Nanometrics Merger Agreement, we paid Nanometrics a termination fee of $8.3 million, and reimbursed $2.6 million of merger related expenses.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.1	57.4	44.3	47.0
Gross profit	54.9	42.6	55.7	53.0

Selling, general and administrative expenses	18.7	55.9	30.3	36.5
Research and development expenses	10.7	34.4	16.2	21.8
Operating income (loss)	25.5	(47.7)	9.2	(5.3)

Merger expenses	(2.2)	—	(21.3)	—
Interest income	1.0	1.8	1.4	1.3
Other income	—	0.4	—	—
Net income (loss) before provision for income taxes	24.3	(45.5)	(10.7)	(4.0)
Provision for income taxes	0.5	0.5	0.4	0.3
Net income (loss)	23.8%	(46.0)%	(11.1)%	(4.3)%

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004

Net Revenues.  Net revenues increased $22.5 million to $33.6 million for the three months ended September 30, 2005, from revenues of $11.1 million for the same period in 2004. Current period revenues included $12.2 million of AXi 930 system sales shipped and installed at one customer during the period April 2004 through June 2005 for which the Company accepted additional orders for enhancement packages.  The customer cancelled the orders for the enhancement packages in September 2005, allowing the Company to recognize revenues on the AXi 930 systems previously delivered and installed at this customer.  The AXi 930 system is the core offering in the Company’s all surface inspection systems sold primarily into front-end wafer fabrication processes.  Revenues derived from systems sold for front-end wafer fab applications accounted for 45% and 48% of total net revenues in the nine months of 2005 and 2004, respectively.  Total all surface inspection systems revenues grew $13.5 million compared with the same quarter in the prior year as a result of the $12.2 million AXi 930 transactions described above and an increase of $1.3 million all surface inspection system revenues from increased sales into front end wafer processing applications.  Revenues in the fourth quarter of 2005 are expected to be between $22 and $24 million.

NSX Series system revenues grew $7.9 million or 132% to $13.9 million for the three months ended September 30, 2005 from revenues of $6.0 million for the same period in 2004.  NSX systems are installed in a broader array of wafer and device manufacturing processes from front-end wafer manufacturing to back end assembly. Higher NSX revenues in the current three-month period represent significantly higher sales in final assembly and packaging (“back end”) applications.

Net revenues from international sales represented 92% and 70% of total net revenues for the three months ended September 30, 2005 and 2004, respectively.  International revenues during these periods were primarily the result of sales to Asia, which comprised 86% and 54% of total net revenues for the three months ended September 30, 2005 and 2004, respectively.  Sales in South Korea for the three months ended September 30, 2005 represented the next highest concentration with 40% of net revenues, which is the highest three-month revenue ever from that country, primarily due to the impact of recognizing $12.2 million in revenue from one customer.  Net revenues from international sales represented 88% and 70% of total net revenues for the nine months ended September 30, 2005 and 2004, respectively, and were primarily the result of sales to Asia, which comprised 74% and 65% of total net revenues.

Gross Profit.  Gross profit as a percent of net revenues increased to 54.9% for the three months ended September 30, 2005, from 42.6% for the same period in 2004.  Gross profit as percentage of net revenues increased to 55.7% for the nine months ended September 30, 2005, from 53.0% for the same period in 2004.  Gross profit for the three months ended September 30, 2004 was adversely impacted by the provision for obsolete WAV inventory which reduced gross profit percentage by 7.8 percentage points.  We expect to continue to experience pricing pressure primarily related to our inspection systems sold into final manufacturing applications as competitors enter this market.  We expect future gross profit as a percentage of net revenues to be between 54% and 57%.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and related benefits, depreciation and amortization, and travel expenses.  SG&A expenses were $6.3 million and $19.8 million for the three and nine months ended September 30, 2005, compared to $6.2 million and $16.8 million for the same periods in 2004.  SG&A expenses as a percentage of net revenues were 18.7% and 30.3% for the three and nine months ended September 30, 2005, compared to 55.9% and 36.5% of net revenues for the same periods in 2004.  The large decrease as a percentage of revenue is primarily due to the recognition of $12.2 million of revenue from one customer.   The increase in expense dollars for the nine months ended September 30, 2005 was primarily the result of severance costs, amortization of purchased technology resulting from the DMSVision acquisition, technology purchased from Excelerate, and expenses associated with both increased personnel and support costs associated with an increased number of demo systems.  We expect SG&A expense dollars to remain relatively flat in the fourth quarter of 2005, as compared to the third quarter of 2005.

Research and Development Expenses.  Research and development (“R&D”) expenses consist primarily of employee salaries and related benefits for individuals engaged in the research, design and development of new products.  R&D expenses were $3.6 million and $10.6 million for the three and nine months ended September 30, 2005, compared to $3.8 million and $10.1 million for the same periods in 2004.  R&D expenses as a percentage of net revenues were 10.7% and 16.2% for the three and nine months ended September 30, 2005, compared to 34.4% and 21.8% for the same periods in 2004.  The large decrease as a percentage of revenue is primarily due to the recognition of $12.2 million of revenue from one customer.  The increase in expense dollars during the nine months ended September 30, 2005 was primarily due to employee compensation and related benefits associated with the hiring of additional staff to complete certain stages of development of the all surface inspection systems.  We currently anticipate that research and development expense dollars will increase in the fourth quarter of 2005 as we continue to expand our suite of software solutions.

Interest Income.  Interest income was $317,000 and $940,000 for the three and nine months ended September 30, 2005, compared to $204,000 and $594,000 for the same periods in 2004.  The increase in interest income was primarily due to an increase in the rate of return on our investment balances.

Merger Expenses.  Merger expenses were $734,000 and $14.0 million for the three and nine months ended September 30, 2005, compared to none in 2004.  The merger expenses included a $10.9 million termination fee paid to Nanometrics in June 2005 for terminating the Nanometrics Merger Agreement, legal and investment banker fees incurred prior to terminating the proposed merger with Nanometrics, and legal and investment banker fees incurred in conjunction with the proposed merger with Rudolph Technologies, Inc.

Income Taxes.  We currently anticipate a pretax profit in 2005 for income tax purposes, as compared to a pretax loss under generally accepted accounting principles, due to our current assumption that the merger expenses are primarily nondeductible for income tax purposes.  In addition, as a result of historical operating losses and uncertainty as to the extent of profitability in future periods, we began to record a valuation allowance against our deferred tax assets in the second quarter of 2002 and continue to do so at September 30, 2005.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets.  As of December 31, 2004, the valuation allowance was $9.3 million.  The above factors have resulted in the recording of a provision for income taxes for the three and nine months ended September 30, 2005 and 2004, primarily to reflect foreign income taxes and federal alternative minimum taxes owed.  We calculate our tax provision both with and without the benefit of stock option exercises, which are deductible for taxable income but not for income under generally accepted accounting principles.  In the fourth quarter of 2005, we anticipate that the year-to-date taxable income may exceed cumulative tax net operating losses excluding the stock option benefit, which could generate a significant non-cash tax provision for the fourth quarter, with an offset to common stock.  Due to the potential offset related to the tax deductibility of merger expenses for 2005, we continued to use the cut-off method for the calculation of federal income taxes as of September 30, 2005, rather than utilize an annualized projected tax rate method.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents and investments in marketable debt securities of $39.5 million, compared to $50.4 million at December 31, 2004, a decrease of $10.9 million.  The decrease was primarily due to $13.6 million in cash paid for merger expenses and an increase in accounts receivable, partially offset by increases in accounts payable related to raw material purchases and increased accrued compensation related to separation agreements.  During the next twelve months, and beyond, we intend to utilize our current sources of liquidity to fund operations, specifically to enhance our position in the front-end wafer fabrication process.  We have no outstanding debt at September 30, 2005.  Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which includes the timing of the collection of receivables, the level of inventories, capital expenditures and acquisition expenses.

Accounts Receivable.  Accounts receivable increased $5.5 million from December 31, 2004 to September 30, 2005.  The increase resulted in a use of cash during the nine months ended September 30, 2005, as we have funded shipments for increased revenues prior to receiving payments from customers. As restated, our days sales outstanding (“DSO”) during the three months ended September 30, 2005 was 33 days, compared to a DSO of 54 days in the second quarter of 2005.  Excluding the impact of the $12.2 million deferral of AXi 930 net revenues, the DSO would have been 55 days for the third quarter of 2005, compared to 51 days for the second quarter of 2005.  We believe our DSO will be between 50 and 65 days in future quarters.

Inventories.  Inventories increased $1.7 million from December 31, 2004 to September 30, 2005.  The increase is primarily due to an increase in raw material to support an anticipated increase in shipments in fourth quarter 2005 and first quarter of 2006.

Inventories at Customers under Purchase Orders.  Inventories at customers under purchase orders decreased from $6.7 million at December 31, 2004 to $5.2 million at September 30, 2005. The balance decreased $2.7 million related to the recognition of revenue triggered by the cancellation of the AXi 930 enhancement option for one customer, partially offset by an increase in shipments to customers. We anticipate that a portion of this inventory will be recognized as revenue during fourth quarter 2005.

Capital Expenditures.  Our additions to property and equipment during the first nine months of 2005 were $2.3 million, consisting primarily of the clean room manufacturing expansion project.  Approximately $0.9 million of these additions remained unpaid as of September 30, 2005.  As we expand into the front end wafer fabrication processes, it is essential that our manufacturing process is compliant with the needs of our customers.

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

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2005 was $11.7 million, primarily due to $13.6 million in cash paid for merger expenses, an increase in accounts receivable and a decrease in customer deposits and deferred revenue, partially offset by increases in accounts payable and accrued compensation.  Excluding cash payments for merger expenses, cash generated from operating activities was $1.9 million for the nine months ended September 30, 2005.  Net cash provided by investing activities was $9.5 million, primarily due to $11.2 million of net proceeds from maturities of marketable debt securities, partially offset by $1.6 million of additions to property and equipment, and other assets.  Net cash provided by financing activities was $2.6 million, primarily related to proceeds received from exercises of stock options.  We currently expect to generate cash from operating activities during the remainder of 2005.

Net cash used in operating activities for the nine months ended September 30, 2004 was $7.9 million, which resulted primarily from increased accounts receivable and inventories partially offset by our net loss and increased customer deposits and deferred revenues.  Net cash used in investing activities was $698,000, primarily due to $4.7 million used for purchases of property and equipment and $2.3 million used for the purchase of the DMSVision division of Inspex, partially offset by $6.3 million of net proceeds from sales of marketable debt securities.  Net cash provided by financing activities was $2.0 million from the proceeds received from issuances of common stock, primarily related to exercises of stock options by employees.

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

Credit Risk

Financial instruments which potentially subject us to credit risk consist principally of securities in the Investment Portfolio and trade receivables.  We limit credit risk related to the Investment Portfolio by placing all investments with high quality credit issuers and limit the amount of investments with any one issuer.  As of September 30, 2005, 69.6% of the Investment Portfolio consisted of government securities and corporate bonds with maturities of one year or less.  We limit credit risk associated with trade receivables by performing ongoing credit evaluations and believe that there is no additional risk beyond amounts provided for collection losses to be inherent in trade receivables.

Item 4.                                    Controls and Procedures

Overview

As previously disclosed in a Current Report on Form 8-K which we filed on September 29, 2005 and as described Note 2 to our accompanying consolidated financial statements, in connection with preparing to finalize our results for the quarter ended September 30, 2005, we determined that certain revenue recognized in 2004 and the first half of 2005 should have been deferred until later periods.  As a result of subsequently reviewing our revenue recognition policies and procedures, we additionally noted that beginning in the fourth quarter of 2002 certain deferred software revenue should have been fully recognized upon delivery or customer acceptance rather than ratably over a twelve-month period.  We also have determined that an internal control deficiency existed related to the knowledge and application of revenue recognition methods in accordance with U.S. generally accepted accounting principles.  Based on the impact of the aforementioned accounting errors, we determined to restate our financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, as well as interim financial statements for the quarters ended March 31, 2005 and June 30, 2005.  Our restated consolidated financial statements also include disclosure of restated unaudited quarterly results for 2004 and 2003.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2005.

In light of the material weakness in internal control over financial reporting referenced above, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2005, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

(b)   Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

During October 2005, we implemented the remedial measures outlined below to address the identified material weakness in connection with the preparation of our restated financial statements included in our Form 10-K/A for the year ended December 31, 2004 and on our Form 10-Q/As for the quarters ended March 31, 2005 and June 30, 2005.  We have recently dedicated additional resources to the review of our control processes and procedures surrounding revenue recognition.  Furthermore, we have been conducting a thorough review and evaluation of our internal controls over revenue recognition as part of our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

PART II – OTHER INFORMATION

Item 1.                                    Legal Proceedings

Shareholder actions.    On February 4, 2005, August Technology received a summons and complaint with respect to a purported class action lawsuit naming Robert Etem as the plaintiff and on February 14, 2005 August Technology received a summons and complaint with respect to a similar purported class action lawsuit naming John Silliman as the plaintiff.  Mr. Etem is the owner of 4,200 shares of the Company’s common stock.  The Company does not know how many shares Mr. Silliman owns.  Both lawsuits named as defendants August Technology Corporation and each of its directors, Jeff O’Dell, James Bernards, Roger Gower, Michael Wright and Linda Hall Whitman.  Both lawsuits were brought in Minnesota State Court and claimed that the directors had breached their fiduciary duties to our shareholders in connection with their actions in agreeing to the proposed merger with Nanometrics Incorporated.  The plaintiffs in both actions sought various forms of injunctive relief including an order enjoining the Company and its directors from consummating the merger with Nanometrics.

The two proceedings were consolidated and heard as one case.  On April 19, 2005, the Court issued a 30 day stay of all proceedings.  On April 27, 2005, the plaintiffs scheduled a hearing on a motion to amend the complaint.  The hearing was scheduled for June 9, 2005.  On May 10, 2005 the Court issued an order dismissing the complaint for asserting derivative claims without complying with the rules governing derivative actions.  Thereafter the Court removed the hearing from the calendar.  Although the February 2005 claims initiated by Mr. Etem and Mr. Silliman were dismissed, both Mr. Etem and Mr. Silliman have filed more recent claims as described below.

On July 18, 2005, a purported shareholder class action naming Mr. Etem as plaintiff and asserting derivative claims was filed in Minnesota state court against the Company and the individual members of the August Technology board of directors named above, as well as Lynn J. Davis, who joined the board on March 30, 2005.  The lawsuit claims the directors have breached their fiduciary duties to the Company’s shareholders in connection with their actions in approving the merger agreement with Nanometrics, Inc. and subsequently terminating that merger agreement and entering into a new merger agreement with Rudolph Technologies, Inc.  Mr. Etem seeks various forms of injunctive relief including an order enjoining the Company and the directors from consummating the proposed merger with Rudolph.

On August 1, 2005, a second purported shareholder class action naming Mr. Silliman as plaintiff and asserting derivative claims was filed in Minnesota state court against the Company and the individual members of the August Technology board of directors. This second lawsuit also claims the directors have breached their fiduciary duties to the Company’s shareholders in connection with their actions in approving the merger agreement with Nanometrics, Inc. and subsequently terminating that merger agreement and entering into a new merger agreement with Rudolph Technologies, Inc.  Mr. Silliman likewise seeks various forms of injunctive relief including an order enjoining the Company and the directors from consummating the proposed merger with Rudolph.

Mr. Silliman served the Company with an amended complaint on August 31, 2005, and changed the case from a derivative action brought on the Company’s behalf, to a class action asserting direct claims against the Company and the individual members of the August Technology Board of Directors.  Mr. Etem also served the Company with an amended complaint on August 31, 2005, but his allegations remain derivative in nature.  Both the Silliman claims and the Etem claims will be heard by the same judge.  The defendants’ motions to dismiss both cases are scheduled to be heard on November 8, 2005.  August Technology and its directors believe the lawsuits are without merit and plan to vigorously defend against the claims. The Company does not believe these lawsuits will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Patent protection lawsuit.    On July 14, 2005, the Company filed a patent infringement lawsuit against Camtek, Ltd. of Migdal Haemek, Israel.  The patent infringement lawsuit, filed in U.S. federal court in Minneapolis, alleges that Camtek’s line of inspection equipment sold under the “Falcon” trademark infringes on the Company’s U.S. patent no. 6,826,298.

Compensation claim.    On August 22, 2005, a claim was filed in Massachusetts State Court by three former employees of Excelerate Technologies, LLC against the Company and six other defendants unrelated to the Company seeking unpaid wages and other compensation.  The Company is a party to a Software License Agreement with Excelerate Technologies, LLC but has never employed the plaintiffs in the lawsuit and denies any liability for the unpaid wages of the plaintiffs.  The plaintiffs seek treble damages for an aggregate amount of $220,774 in unpaid wages as well as compensatory and punitive damages and attorney’s fees. The Company does not believe this claim will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

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
September 30, 2005

AUGUST TECHNOLOGY CORPORATION

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) of the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002